Form 10-K
period 1993-12-31
GTE NORTH INC
filed 1994-03-31
CIK 40867

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
                                  (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required)

For the period ended      December 31, 1993
                    ----------------------------------------------------------
                                      or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                     to
                               -------------------   -------------------------
Commission File Number:  0-1210
                       -------------------------------------------------------

                             GTE NORTH INCORPORATED
- ------------------------------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WISCONSIN                                          35-1869961
- ------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

19845 N. U.S. 31, P.O. Box 407, Westfield, Indiana               46074
- ------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      317-896-6464
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                       WHICH REGISTERED
- ----------------------------------    ----------------------------------------
                 NONE
- ----------------------------------    ----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

$1.15  SERIES   CUMULATIVE PREFERRED STOCK-OH      NO     PAR VALUE
$1.25  SERIES   CUMULATIVE PREFERRED STOCK-OH      NO     PAR VALUE
$2.00  SERIES   CUMULATIVE PREFERRED STOCK-IN      NO     PAR VALUE
$2.10  SERIES   CUMULATIVE PREFERRED STOCK-PA      NO     PAR VALUE
$2.20  SERIES   CUMULATIVE PREFERRED STOCK-OH      NO     PAR VALUE
$2.25  SERIES   CUMULATIVE PREFERRED STOCK-PA      NO     PAR VALUE
$2.30  SERIES   CUMULATIVE PREFERRED STOCK-IL      NO     PAR VALUE
$2.375 SERIES   CUMULATIVE PREFERRED STOCK-IL      NO     PAR VALUE
$2.40  SERIES   CUMULATIVE PREFERRED STOCK-MI      $50    PAR VALUE
$2.50  SERIES   CUMULATIVE PREFERRED STOCK-IL      NO     PAR VALUE
$2.50  SERIES   CUMULATIVE PREFERRED STOCK-IN      NO     PAR VALUE
$2.50  SERIES C CUMULATIVE PREFERRED STOCK-IN      NO     PAR VALUE
$4.50  SERIES   CUMULATIVE PREFERRED STOCK-WI      $100   PAR VALUE
$5.00  SERIES   CUMULATIVE PREFERRED STOCK-WI      $100   PAR VALUE
$7.60  SERIES   CUMULATIVE PREFERRED STOCK-IN      NO     PAR VALUE
4.60%  SERIES   CUMULATIVE PREFERRED STOCK-MI      $50    PAR VALUE
5.16%  SERIES   CUMULATIVE PREFERRED STOCK-MI      $50    PAR VALUE
- ------------------------------------------------------------------------------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREEMENTS FOR THE PAST 90 DAYS.
                                                 YES  X   NO
                                                    -----   -----
The Company had 978,351 shares of $1,000 stated value common stock outstanding at February 28, 1994.

                      Document incorporated by reference:

Annual Report to Shareholders for the year ended December 31, 1993 (incorporated in Parts I and II).

                               TABLE OF CONTENTS

Item                                                      Page
- -----                                                     ----
PART I

   1.  Business                                             1                                                            1

   2.  Properties                                           4

   3.  Legal Proceedings                                    4

   4.  Submission of Matters to a Vote of Security Holders  4

PART II

   5.  Market for the Registrant's Common Equity and
       Related Shareholder Matters                           5

   6.  Selected Financial Data                               5

   7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   5

   8.  Financial Statements and Supplementary Data           5

   9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                   5

PART III

   10. Directors and Executive Officers of the Registrant    6

   11. Executive Compensation                               11

   12. Security Ownership of Certain Beneficial Owners
       and Management                                       18

   13. Certain Relationships and Related Transactions       18

PART IV

   14. Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                          19

                                    PART I

Item 1.  Business

GTE North Incorporated (the Company) was incorporated in Wisconsin on January 27, 1987 and was the successor to the merger of eight telephone companies into the Company on March 31, 1987. All of the Common Stock of the Company was owned by GTE Corporation (GTE). Prior to March 31, 1993, the Company provided communication services in the states of Ilinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania and Wisconsin. On March 31, 1993, the Company transferred its assets and operations in Iowa, Minnesota, Missouri and Nebraska to GTE Midwest Incorporated, which is a wholly-owned subsidiary of GTE (the Midwest Transfer).

Contel North Incorporated was incorporated in Wisconsin on June 22, 1992. Prior to April 1, 1993, Contel North Incorporated had no business operations and no material assets. On April 1, 1993, the Company, along with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (the Contel Subsidiaries), merged with and into Contel North Incorporated. On April 2, 1993, Contel North Incorporated changed its name to GTE North Incorporated.

The Contel Subsidiaries were wholly-owned subsidiaries of GTE. They provided communication services in the states of Illinois, Indiana and Pennsylvania. The Contel Subsidiaries were, individually and in the aggregate, significantly smaller in terms of operating revenues, net income and total assets than the Company prior to the Midwest Transfer.

There is no public trading market for the Common Stock of the Company because all of the Common Stock is owned by GTE, a New York corporation. The Company has one wholly-owned subsidiary, GTW Telephone Systems Incorporated, which markets and services telecommunications customer premises equipment.

The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange
(long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served has grown steadily from 3,537,907 on January 1, 1989 to 4,031,547 on December 31, 1993.

The following table denotes the access lines in the states in which the Company operates as of December 31, 1993:

                                                Access
                  State                      Lines Served
               ------------                 -------------
               Ohio                            763,545
               Indiana                         838,220
               Illinois                        787,016
               Michigan                        605,126
               Pennsylvania                    598,781
               Wisconsin                       438,859
                                            ------------
                 Total                       4,031,547
                                            ============

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services, and other. Revenues from each of these classes over the last three years are as follows:

                                          Years Ended December 31
                                 ---------------------------------------------
                                    1993              1992              1991
                                    -----             ----              ----
                                            (Thousands of Dollars)

Local Network Services           $  980,039        $  945,175        $  916,302
% of Total Revenues                      38%               37%               36%

Network Access Services          $  963,918        $  973,661        $  966,500
% of Total Revenues                      37%               38%               39%

Long Distance Services           $  391,050        $  332,150        $  319,674
% of Total Revenues                      15%               13%               13%

Equipment Sales and Services     $  106,288        $  103,607        $  127,485
% of Total Revenues                       4%                4%                5%

Other                            $  160,952        $  205,449        $  175,026
% of Total Revenues                       6%                8%                7%



Telephone Competition

At December 31, 1993, the Company had 17,382 employees. In 1993, agreements were reached on six contracts with the International Brotherhood of Electrical Workers (IBEW), two contracts with the Communication Workers of America (CWA) and one contract with the Bakers, Confectioners and Chocolate Workers (BCT). During 1994, five contracts with the IBEW and one contract with the CWA will expire.

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territory which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In  1992,  the  FCC  issued  a "video dialtone" ruling  that  allows  telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in many of the states in which the Company provides service.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (81%), company facilities (13%), customer premises equipment (3%) and other (3%). From January 1, 1989 to December 31, 1993, the Company made gross property additions in the amount of $2.8 billion and property retirements of $1.7 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item  5.  Market  for  the Registrant's  Common  Equity  and Related Shareholder
          Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.   Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 32, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 27 to 31, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.   Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 25, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 21, 1994, are listed below along with their business experience during the past five years.

a. Identification of Directors


                          Director
      Name          Age    Since              Business Experience
- ---------------    ----   --------  ------------------------------------------
Kent B. Foster      50     1993     Vice Chairman of the Board of Directors  of
                                    GTE  Corporation, October 1993.  President,
                                    GTE  Telephone Operations, 1989;  Director,
                                    GTE  Corporation, 1992; Director,  all  GTE
                                    domestic   telephone  subsidiaries,   1993;
                                    Director,   BC  Telecom,  Inc.;   Director,
                                    Compania  Anonima  Nacional  Telefonos   de
                                    Venezuela;  Director,  National   Bank   of
                                    Texas.

Richard M. Cahill   55     1993     Vice  President  - General Counsel  of  GTE
                                    Telephone  Operations, 1988; Director,  all
                                    GTE  domestic telephone subsidiaries, 1993;
                                    Director,  GTE Vantage Incorporated,  1991;
                                    Director, GTE Intelligent Network  Services
                                    Incorporated, 1993.


Gerald K. Dinsmore  44     1993     Senior   Vice   President  -  Finance   and
                                    Planning   for  GTE  Telephone  Operations,
                                    1994.   Vice   President  -  Finance,   GTE
                                    Telephone  Operations, 1993; Vice President
                                    -   Intermediary  Customer   Markets,   GTE
                                    Telephone   Operations,  1991.   President,
                                    South   Area,   GTE  Telephone  Operations,
                                    1992; Director, all GTE domestic telephone subsidiaries, 1993.

Michael B. Esstman  47     1993     Executive  Vice  President-Operations,  GTE
                                    Telephone   Operations,  1993;   President,
                                    Central  Area,  GTE  Telephone  Operations,
                                    1991.   President, Contel  Eastern  Region,
                                    Telephone    Operations    Sector,    1983;
                                    Director,    AG   Communications    System;
                                    Director,   all   GTE  domestic   telephone
                                    subsidiaries, 1993.

Earl A. Goode       53     1991     President, GTE North Incorporated;  Various
                                    positions  with GTE including  President  -
                                    GTE  Southwest and Vice President - General
                                    Manager/Wisconsin; Director,  Legacy  Fund,
                                    COMMIT,  NBD Financial Corporation, Indiana
                                    State  Symphony  Society,  United  Way   of
                                    Central  Indiana,  Goodwill  Industries  of
                                    Central  Indiana, Indianapolis  Chamber  of
                                    Commerce,  Indianapolis Community  Hospital
                                    Foundation,    Indiana    Fiscal     Policy
                                    Institute,  National Art Museum  of  Sport,
                                    Corporate   Community   Council   and   the
                                    Georgetown   College   Foundation    Board;
                                    Executive  Committee,  GTE  North  Classic;
                                    President's   Advisory   Council,    Purdue
                                    University;   Dean's   Advisory    Council,
                                    Purdue   University  Krannert   School   of
                                    Management   and  the  State   of   Indiana
                                    Commission for Higher Education.

 Thomas W. White    47     1993     Executive Vice President of GTE Telephone
                                    Operations, 1993; Senior Vice President -
                                    General Office Staff, GTE Telephone
                                    Operations, 1989; Director, all GTE
                                    domestic telephone subsidiaries, 1993;
                                    Director, Quebec-Telephone.


Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during March, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

All of the directors, with the exception of Mr. Goode, were elected December 16, 1993 following the resignations from the Board of Raymond C. Burroughs, Gilbert L. Homstad, James C. McGill, Don W. Montgomery, James D. Reigle, Ian M. Rolland, Donald E. Smith and Jane Theuerkauf.


b. Identification of Executive Officers
                                     Year
                                    Assumed
                                    Current
         Name               Age     Position         Position with Company
- ------------------------   ----     --------  -------------------------------------
  Earl A. Goode (1)         53        1991    President
  Clare D. Coxey (1)        55        1986    Area Vice President - Public Affairs
  James T. Jeske (1)        48        1991    Area Vice President - Human Resources
  M. L. Keith, Jr. (1)      51        1986    Area Vice President - Sales
  Jeffrey L. Schmitt (1)    48        1987    Area Vice President - Regulatory and
                                                Government Affairs
  Dale E. Sporleder (1)     53        1989    Area Vice President - General Counsel
  Roger L. Utzinger (1)     47        1989    Area Vice President - Finance
  William D. Wilson (1)(2)  46        1993    Area Vice President - General
                                                Manager - East
  James D. Blanchard (1)    53        1982    Regional Vice President - General
                                                Manager - Illinois/Wisconsin
  William J. Crowley        54        1991    Regional Vice President - General
                                                Manager - Northeast
  William A. Griswold (3)   41        1993    Regional Vice President - General
                                                Manager - Ohio/Pennsylvania
  William A. Zielke         47        1991    Regional Vice President - General
                                                Manager - Indiana/Michigan
  Larry E. Atwell (4)       46        1994    State Vice President - General
                                                Manager - Michigan
  Dennis Blair              37        1991    State Vice President - General
                                                Manager - Wisconsin
  Charles V. Monaghan,      56        1994    State Vice President - General
    Jr.(4)                                      Manager - Pennsylvania
  Charles J. Somes (5)      48        1994    Secretary


                                        Date
                                       Assumed
                                       Current            Position with
     Name                        Age   Position    GTE Telephone Operations (6)
- --------------------------       ----  ------- --------------------------------
Kent B. Foster                    50     1989  President
Michael B. Esstman (7)            47     1993  Executive Vice President -
                                                 Operations
Thomas W. White                   47     1989  Executive Vice President
Guillermo Amore                   55     1990  Senior Vice President -
                                                 International
Gerald K. Dinsmore (8)            44     1993  Senior Vice President - Finance and
                                                 Planning
Robert C. Calafell (9)            52     1993  Vice President - Video Services
A. T. Jones                       54     1992  Vice President - International
Brad M. Krall (10)                52     1993  Vice President - Centralized
                                                 Services
Donald A. Hayes                   56     1992  Vice President - Information
                                                 Technology
Richard L. Schaulin               51     1989  Vice President - Human Resources
Clarence F. Bercher               50     1991  Vice President - Sales
Mark S. Feighner                  45     1991  Vice President - Product Management
Geoff C. Gould                    41     1989  Vice President - Regulatory and
                                                 Governmental Affairs
G. Bruce Redditt                  43     1991  Vice President - Public Affairs
Richard M. Cahill                 55     1989  Vice President and General Counsel
Leland W. Schmidt                 60     1989  Vice President - Industry Affairs
Paul E. Miner                     49     1990  Vice President - Regional
                                                 Operations Support
Katherine J. Harless              43     1992  Vice President- Intermediary Markets
William M. Edwards, III(11)       45     1993  Controller

- ----------
Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.


NOTES:

(1) Effective March 7, 1994 these individuals became executive officers for both GTE South Incorporated and GTE North Incorporated. M. Michael Foster was appointed State Vice President - Operations for GTE Florida Incorporated.

(2) William D. Wilson, previously Vice President - Business Planning for GTE Telephone Operations, was appointed Area Vice President - General Manager - East effective September 27, 1993, replacing Ronald K. Poidevin who retired.

(3) William A. Griswold was appointed Regional Vice President - General Manager - Ohio/Pennsylvania effective March 18, 1993, replacing Robert R. Randall who retired.

(4) Larry E. Atwell and Charles V. Monaghan, Jr. were appointed State Vice President - General Manager - Michigan and State Vice President
     - General Manager - Pennsylvania, respectively, effective March 7,
     1994.

(5) Charles J. Somes was appointed Secretary to replace Jerry Austin who retired.

(6) Position is with, and duties are performed at, the GTE Telephone Operations General Office Headquarters in Irving, Texas.

(7)  Michael B. Esstman was appointed Executive Vice President -
     Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

(8) Gerald K. Dinsmore, previously South Area President, was appointed Senior Vice President - Finance and Planning effective November 21, 1993, replacing John L. Hume who retired.

(9) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(10) Brad M. Krall was appointed Vice President - Centralized Serices effective November 7, 1993.

(11) William M. Edwards, III was appointed Controller effective November 7, 1993 replacing John D. Utzinger.


The Federal securities laws require the Company's directors and executive officers,and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange
Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, none of the persons subject to these reporting requirements filed the required initial statement of beneficial ownership of securities on a timely basis, but the Company has determined that each of its current directors and executive officers is in the process of completing this filing. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).



Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                          SUMMARY COMPENSATION TABLE

The  following table sets forth information about the compensation of the Chief Executive Officer and each of  the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.

                                                                                          Long-Term  Compensation
                                                                                -------------------------------------------------
                                           Annual Compensation(1)                       Awards               Payments
                                  -------------------------------------------   --------------------   --------------------------
       (a)                 (b)         (c)         (d)             (e)            (f)         (g)         (h)            (i)
                                                                                                                         All
                                                                                Reserved                                Other
Name and Principal                                            Other Annual      Stock       Options      LTIP          Compensa-
Position in Group         Year    Salary($)(1)   Bonus($)     Compensation($)   Awards(#)   SARs(#)     Payments($)   tions($)(4)
- -----------------------  ------   -----------    --------     ---------------   --------    --------   ------------   -----------
Earl A. Goode             1993     252,897       162,378          6,950            --        14,500      38,747          7,587
  President (2)           1992     238,674       224,242         23,523            --            --      70,980          7,160
                          1991     191,512       186,754         32,187            --        31,600      53,913          5,278

Kent B. Foster            1993     122,310       112,348          3,975            --        58,800      24,743          1,374
  President - GTE         1992     110,628       129,242          2,166            --            --      40,238          1,409
  Telephone Operations    1991      88,666       119,853          6,865            --       133,300      50,010          1,295

M. L. Keith, Jr.          1993     155,301        49,921          1,921            --         4,000          --          4,659
  Area Vice President-     1992     149,506        67,905            958            --            --          --          4,485
  Sales                   1991     155,429        73,200            980            --         4,300          --          4,917

James D. Blanchard        1993     151,885        39,600          1,196            --         2,700          --          4,557
  Regional Vice           1992     145,538        55,100          1,958            --            --          --          4,366
  President-General       1991     133,983        54,900          1,426            --         3,000          --          4,274
  Manager-IL/WI

William A. Zeilke         1993     137,504        41,200            981            --         2,700          --          4,125
  Regional Vice           1992     131,306        55,100         12,303            --            --          --             --
  President-General       1991      60,418        30,200         23,406            --            --          --          1,626
  Manager-IN/MI (3)

- ----------
(1) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Goode, Foster and Keith, for whom allocated amounts are shown above, is $468,567, $1,129,356 and $229,878, respectively, for 1993.
(2)  Mr. Goode was appointed President effective March 1991.
(3) Mr. Zeilke was appointed Region Vice President - General Manager - Indiana in June 1991.
(4) All Other Compensation includes Company contributions to defined contribution plans.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The  following table shows all grants of options to the named executive officers of the Company in 1993.  Pursuant to  Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options  granted  at the  end of  the  option  terms  (ten  years) if the stock price were to  appreciate
annually  by  5%  and  10%, respectively.   There is no assurance that the stock
price will appreciate at the rates shown in the  table.   The table  also
indicates  that if the stock price does not appreciate, there will be no increase  in  the  potential realizable value of the options granted.
                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rate of Stock
                                                                                     Price Appreciation For
                                      Individual Grants(1)                                 Option Term
                           -----------------------------------------------     ---------------------------------
    (a)                    (b)                 (c)          (d)        (e)       (f)        (g)          (h)
                                           Percent of
                                          Total Options/
                                          SARs Granted    Exercise
                                           to All GTE     Or Base
                       Option/SARs        Employees in     Price    Expiration
Name                   Granted (#)        Fiscal Year      ($/SH)      Date       0%         5%           10%
- ------------------    ------------      -------------    ---------  ----------  -----   -----------   ----------
Earl A. Goode           14,500            0.73%           $35.0825  02/15/03     $0       $ 319,734   $ 810,269
Kent B. Foster          48,400            2.42             35.0625  02/15/03      0       1,067,249   2,704,621
                        10,400            0.52             37.6250  10/12/03      0         246,087     623,632
M. L. Keith, Jr.         4,000            0.20             35.0625  02/15/03      0          88,202     223,522
James D. Blanchard       2,700            0.14             35.0625  02/15/03      0          59,537     150,878
William A. Zeilke        2,700            0.14             35.0625  02/15/03      0          59,537     150,878

- ----------
(1) Under the Long-Term Incentive Plan, options are presently granted with tandem stock appreciation rights
("SARs").  One-third of these grants vest annually commencing one year after the date of grant.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during 1993 and the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE Common Stock on December 31, 1993.

    (a)                  (b)             (c)                  (d)                                   (e)
                                                                                             Value of Unexercised
                        Shares                        Number of Unexercised                In-the-Money Options/SARs
                       Acquired         Value         Options/SARs at FY-End                     At FY-End($)
Name                On Exercise(#)   Realized($)    Exercisable       Unexercisable      Exercisable       Unexercisable
- ----------------    --------------   ------------   ------------     ---------------     -------------     --------------
Earl A. Goode               --               --        44,000             30,300         $  233,713        $    50,383
Kent B. Foster          70,517       $1,447,800        99,450            125,450            341,551            212,447
M. L. Keith, Jr.            --               --         4,332              8,368             13,442             13,190
James D. Blanchard          --               --         6,400              3,700             56,975              3,188
William A. Zeilke           --               --        11,896              4,182            177,414             11,100



Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE Long-Term Incentive Plan (LTIP) provides for awards, currently in the form of stock options with tandem stock appreciation rights and cash bonuses, to participating employees. The stock options and stock appreciation rights awarded under the LTIP to the five most highly compensated individuals in 1993 are shown in the table on page 10.

Under the LTIP, performance bonuses are paid in cash based on the achievement of pre-established goals for GTE's return on equity (ROE) over a three-year award cycle. Performance bonuses are denominated in units of GTE Common Stock ("Common Stock Units") and are maintained in a Common Stock Unit Account.


At the time performance targets are established for the three-year cycle, a Common Stock Unit Account is set up for each participant who is eligible to receive a cash award under the LTIP. An initial dollar amount for each account is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with other selected corporations that are comparable to GTE in terms of revenue, market value and other quantitative measures. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends declared on an equivalent number of shares of GTE Common Stock is added each time a dividend is paid. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit Account. Messrs. Goode and Foster are the only individuals of the five most highly compensated individuals eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1993 to their accounts and estimated future payouts under the LTIP are shown in the following table.

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   -----------------------------------------
       (a)           (b)             (c)           (d)                (e)           (f)
                                     Performance
                     Number of       Or Other
                     Shares, Units   Period Until
                     Or Other        Maturation
       Name            Rights        Or Payout     Threshold(2)     Target(3)    (Maximum(4)
- ------------------   -------------  ------------- -------------    ----------    -----------
Earl A. Goode        2,000            3 years        468              2,941
Kent B. Foster (5)   6,100            3 years      1,428              7,139
                       670            2 years        149                743
                       326            1 year          69                343
                     1,620            26 months      365              1,827
                       854           14 months       183                913
                       119            2 months        24                121
M. L. Keith, Jr.         0              N/A            0                  0
James D. Blanchard       0              N/A            0                  0
William A. Zielke        0              N/A            0                  0

- ----------
(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1993. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The level of average ROE during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 20% of the target award. Below the minimum acceptable performance level, no award is earned.

(3) The average ROE target during the cycle which represents outstanding GTE performance and which, if attained, results in payment of 100% of the target award.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE exceeds the targeted ROE. If GTE's average ROE during the cycle exceeds the performance target, additional bonuses may be earned according to the following schedule:

               Performance Increment Above           Added Percentage
              Maximum ROE Performance Target         to Maximum Awards
              -------------------------------        ------------------
                 First and Second   0.1%                    +2%
                 Third and Fourth   0.1%                    +3%
                 Fifth and above    0.1%                    +4%

   For example, if average ROE performance exceeds the ROE target by 0.5%, the performance bonus will equal 114% of the target award.


Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Goode and Foster regarding benefits to be paid in the event of a change in control of GTE (a "Change in Control").

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreements) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent  Board for purposes of determining whether a Change  in  Control  has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Goode and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. However, there will be no duplication of benefits.

The Agreements remain in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                              PENSION PLAN TABLE

                                   Years of Service
Final Average   --------------------------------------------------------------
  Earnings           15            20          25           30          35
- ------------------------------------------------------------------------------
$    150,000     $  31,604     $  42,138   $  52,672    $  63,207   $  73,742
     200,000        42,479        56,638      70,797       84,957      99,117
     300,000        64,229        85,638     107,048      128,457     149,867
     400,000        85,979       114,638     143,298      171,957     200,617
     500,000       107,729       143,638     179,548      215,457     251,367
     600,000       129,479       172,638     215,798      258,957     302,117
     700,000       151,229       201,638     252,048      302,457     352,867
     800,000       172,979       230,638     288,298      345,957     403,617
     900,000       194,729       259,638     324,548      389,457     454,367
   1,000,000       216,479       288,638     360,798      432,957     505,117
   1,200,000       259,979       346,638     433,298      519,957     606,617


GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from this plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under this plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of March 21, 1994, the credited years of service under the plan for Messrs. Goode, Foster, Keith, Blanchard and Zeilke are 31, 23, 27, 31 and 22, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation plan are limited to certain maximum amounts. GTE maintains a Supplemental Executive Retirement Plan (SERP), which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Service Corporation pension plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under management incentive plans as determined by the Executive Compensation and Organizational Structure Committee.


  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Goode, Foster, Keith, Blanchard and Zeilke a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                          Name and               Shares of
     Title               Address of              Beneficial        Percent
    of Class          Beneficial Owner           Ownership         of Class
    ---------------   ----------------------     ------------   -------------
    Common Stock of   GTE Corporation            978,351            100%
    GTE North         One Stamford Forum         shares of
    Incorporated      Stamford, Connecticut      record
                      06904

(b)  Security Ownership of Management as of December 31, 1993:


     Common Stock of  Name of Director or Nominee                  All less
     GTE Corporation  ----------------------------                 than 1%
                      Richard M. Cahill            37,188
                      Gerald K. Dinsmore           18,503
                      Michael B. Esstman           54,051
                      Thomas W. White              83,071
                      Earl A. Goode                56,634
                      Kent B. Foster              168,299
                                                  -------
                                                  417,746
                                                  =======
                      Executive Officers(1)(2)
                      ---------------------------
                      Earl A. Goode                56,634
                      Kent B. Foster              168,299
                      M. L. Keith, Jr.              9,904
                      James D. Blanchard           17,933
                      William A. Zielke            15,283
                                                  -------
                                                  268,053
                                                  =======
                      All directors and
                      executive
                      officers as a group(1)(2)   824,013
                                                  =======

     (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

     (2) Included in the number of shares beneficially owned by Messrs. Goode, Foster, Keith, Blanchard and Zeilke and all directors and executive officers as a group are 48,833; 115,583; 7,132; 7,300; 14,278 and 559,603 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1993.


Item 13.  Certain Relationships and Related Transactions

The Company`s executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial  Statements - Reference is  made  to  the
         Registrant's Annual Report to Shareholders, pages 5 - 25 for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - December 31, 1993 and
         1992.

         Consolidated Statements of Income for the years ended December 31, 1993-1991.

         Consolidated Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

         Consolidated Statements of Cash Flows for the years ended December 31, 1993-1991.

         Notes to Consolidated Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                                      Page(s)
                                                                     ---------
         Report of Independent Public Accountants                         21

         Schedules:

            V - Property, Plant and Equipment                          22-24

           VI - Accumulated Depreciation and Amortization of
                Property, Plant and Equipment                             25

         VIII - Valuation and Qualifying Accounts                         26

            X - Supplementary Income Statement Information                27

Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

   (3)  Exhibits - Included in this report or incorporated by reference.

     3* Bylaws. Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively.

     13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

- ----------
* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To GTE North Incorporated:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in GTE North Incorporated and subsidiary's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          ARTHUR ANDERSEN & CO.

Dallas, Texas
January 28, 1994.

                   GTE NORTH INCORPORATED AND SUBSIDIARY

                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                   FOR THE YEAR ENDED DECEMBER 31, 1993
                          (Thousands of Dollars)

- --------------------------------------------------------------------------------------------------------
              Column A                Column B      Column C        Column D      Column E    Column F
           ---------------          -----------   --------------  -------------  ----------- -----------
                                     Balance at                    Retirements     Other     Balance at
                                     Beginning     Additions        or Sales     Debits or    Close of
           Classification             of Year       at Cost         (Note 1)     (Credits)      Year
- --------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE   PROPERTY,  stated
 at original cost:
   Land                              $   30,173    $      218      $      (82)   $  (696)    $   29,777
   Buildings                            546,333        28,397          16,276       (547)       557,907
   Central office equipment           2,982,576       239,975         136,090     (6,500)     3,079,961
   Station apparatus                    134,652         6,143           2,337     (7,436)       131,022
   Station connections                  128,906            --              --         --        128,906
   Cable, underground conduit, etc.   3,499,642       217,669          47,115      1,488      3,671,684
   Furniture and office equipment       323,200        48,583          76,512      1,937        297,208
   Vehicles and other work equipment    227,651        21,198          18,086      8,430        239,193
   Telephone plant under                103,863        (6,191)             --         --         97,672
     construction
                                     ----------     ---------      ----------   ----------   ----------
      Total Telephone Plant           7,976,996       555,992         296,334     (3,324)     8,233,330
   NONREGULATED PLANT                   120,147        10,829          18,631    (10,370)       101,975
                                     ----------     ---------      ----------   ----------   ----------
      Total Property, Plant and      $8,097,143    $  566,821      $  314,965   $(13,694)    $8,335,305
        Equipment

- ----------
NOTE:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

                   GTE NORTH INCORPORATED AND SUBSIDIARY

                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                   FOR THE YEAR ENDED DECEMBER 31, 1992
                          (Thousands of Dollars)


- ----------------------------------------------------------------------------------------------------------
              Column A                 Column B       Column C     Column D      Column E       Column F
           ----------------          ------------   -----------  ------------   ----------     ----------
                                                                                  Other
                                      Balance at                  Retirements   Debits or      Balance at
                                      Beginning      Additions     or Sales     (Credits)       Close of
           Classification              of Year        at Cost      (Note 1)      (Note 2)         Year
- ----------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE PROPERTY, stated  at
 original cost:
  Land                                $   30,667     $     (305)  $       --    $     (189)    $   30,173
  Buildings                              536,357         19,473        5,907        (3,590)       546,333
  Central office equipment             2,781,594        277,584      114,163        37,561      2,982,576
  Station apparatus                      127,977          6,392        2,190         2,473        134,652
  Station connections                    134,292             (2)       5,384            --        128,906
  Cable, underground conduit, etc.     3,285,038        229,914       39,382        24,072      3,499,642
  Furniture and office equipment         296,489         32,628        3,706        (2,211)       323,200
  Vehicles and other work equipment      224,767         18,523        9,876        (5,763)       227,651
  Telephone plant under construction     148,206        (44,338)          --            (5)       103,863
  Property held for future
    telephone  use                            65            (68)          --             3             --
                                     -----------     -----------  ----------    ----------     ----------
    Total Tangible Property            7,565,452        539,801      180,608        52,351      7,976,996
INTANGIBLES                                  208              1          216             7             --
                                     -----------     -----------  ----------    ----------     ----------
    Total Telephone Plant              7,565,660        539,802      180,824        52,358      7,976,996
NONREGULATED PLANT                       115,765         12,441       22,875        14,816        120,147
                                     -----------     -----------  ----------    ----------     ----------
    Total Property, Plant and
     Equipment                        $7,681,425     $  552,243   $  203,699    $   67,174     $8,097,143
                                      ==========     ===========  ==========    ==========     ==========

- ----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 3).

(2) Represents adjustments in 1992 due to the adoption of SFAS No. 109, prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                   GTE NORTH INCORPORATED AND SUBSIDIARY

                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                   FOR THE YEAR ENDED DECEMBER 31, 1991
                          (Thousands of Dollars)

- ----------------------------------------------------------------------------------------------------------------
              Column A                 Column B        Column C       Column D          Column E         Column F
           ---------------          --------------   ------------   -------------    --------------    -----------
                                      Balance at                     Retirements       Debits or        Balance at
                                      Beginning       Additions       or Sales         (Credits)         Close of
           Classification              of Year         at Cost        (Note 1)          (Note 2)           Year
- -----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT -
TANGIBLE   PROPERTY,   stated   at
 original cost:
  Land                                $   29,759      $      865     $      (22)       $       21       $   30,667
  Buildings                              516,000          24,027          5,321             1,651          536,357
  Central office equipment             2,720,471         220,599        156,691            (2,785)       2,781,594
  Station apparatus                      122,755           6,270          1,048                --          127,977
  Station connections                    311,040              --        176,748                --          134,292
  Private branch exchanges                  (246)            224            (22)               --               --
  Cable, underground conduit, etc.     3,104,748         235,273         51,417            (3,566)       3,285,038
  Furniture and office equipment         244,506          73,621         19,027            (2,611)         296,489
  Vehicles and other work equipment      222,896          22,970         12,520            (8,579)         224,767
  Telephone plant under construction     150,579          (2,746)            --               373          148,206
  Property held for future
    telephone use                              9              58             15                13               65
                                     -----------     -----------     ----------         ----------      ----------
    Total Tangible Property            7,422,517         581,161        422,743           (15,483)       7,565,452
INTANGIBLES                                  207              --             --                 1              208
                                     -----------     -----------     ----------         ----------      ----------
    Total Telephone Plant              7,422,724         581,161        422,743           (15,482)       7,565,660
NONREGULATED PLANT                       107,943           6,219          7,584             9,187          115,765
                                     -----------     -----------     ----------         ----------      ----------
  Total Property, Plant and
    Equipment                         $7,530,667      $  587,380     $  430,327        $   (6,295)      $7,681,425
                                     ===========     ===========     ==========         ==========      ==========

- ----------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 3).

(2) Primarily represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                   GTE NORTH INCORPORATED AND SUBSIDIARY

   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                       PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Thousands of Dollars)
- ---------------------------------------------------------------------------------------
      Column A     Column B       Column C    Column D       Column E      Column F
      --------     --------      ---------    --------      ---------      --------
                                 Additions                    Other
                                 Charged to                  Charges -
                   Balance       Costs and                     Add        Balance  at
                  Beginning      Expenses    Retirements     (Deduct)       End of
 Description      of Period       (Note 1)     (Note 2)      (Note 3)       Period
- ----------------------------------------------------------------------------------------
Accumulated
  depreciation
  and amortization
  for the year
  ended:

  December 31, 1993    $3,461,699     $  510,553  $  315,047     $   (2,238)     $3,654,967
                       ==========     ==========  ==========     ==========      ==========
  December 31, 1992    $3,143,428     $  498,011  $  203,660     $   23,920      $3,461,699
                       ==========     ==========  ==========     ==========      ==========
  December 31, 1991    $3,070,615     $  497,761  $  425,491     $      543      $3,143,428
                       ==========     ==========  ==========     ==========      ==========

- ----------
NOTES:

(1) Reference is made to Note 1
    of Notes to Consolidated Financial
    Statements with respect to
    depreciation policy:                        1993            1992          1991
                                                ----            ----          ----

      Total as shown in
       Consolidated Statements
         of Income                         $  501,733      $  490,624      $  488,417
       General office allocations               8,590          11,106           6,678
       Other                                      230          (3,719)          2,666
                                           ----------      ----------      ----------
       Total as shown above                $  510,553      $  498,011      $  497,761
                                           ==========      ==========      ==========

(2) Represents: Retirements  or  sales
                credited to property,
                plant and equipment
                (Schedule V)               $  314,966      $  203,699      $  430,327
                Other                              81             (39)         (4,836)
                                           ----------      ----------      ----------
                Total as shown above       $  315,047      $  203,660      $  425,491
                                           ==========      ==========      ==========

(3) Represents: Salvage including
                 properties sold in 1993   $   22,527      $   12,070      $   23,390
                Removal costs                 (22,110)        (26,781)        (22,706)
                Other                          (2,655)         38,631            (141)
                                           ----------      ----------      ----------
                Total as shown above       $   (2,238)     $   23,920      $      543
                                           ==========      ==========      ==========

                   GTE NORTH INCORPORATED AND SUBSIDIARY

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Thousands of Dollars)

- -------------------------------------------------------------------------------------------------
              Column A            Column B           Column C            Column D        Column E
              --------            --------    ---------------------      --------        --------

                                                     Additions
                                              ---------------------
                                                        Charged         Deductions
                                 Balance at  Charged    to Other           from       Balance at
                                 Beginning      to      Accounts         Reserves      Close of
   Description                    of Year     Income  (Notes 1 & 2)    (Notes 1 & 2)     Year
- ---------------------------------------------------------------------------------------------------

Allowance for
 uncollectible accounts
 for the year ended:

December 31, 1993              $14,332       $37,577     $43,926         $70,662        $25,173
                               =======       =======     =======         =======        =======

December 31, 1992              $ 5,370       $31,907     $19,982         $42,927        $14,332
                               =======       =======     =======         =======        =======

December 31, 1991              $ 1,217       $21,535     $18,301         $35,683        $ 5,370
                               =======       =======     =======         =======        =======

- ----------
NOTES:

(1)  Prior year data was restated to conform to the 1992 presentation.

(2)  Recoveries of previously written-off amounts.

(3) Charges for purpose for which reserve was created. Represents write-offs of receivable accounts.


                   GTE NORTH INCORPORATED AND SUBSIDIARY

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Thousands of Dollars)
- -------------------------------------------------------------------------------
          Column A                                       Column B
     -------------------              -----------------------------------------

            Item                               Charged to Operating Expenses

                                          1993          1992         1991
- -------------------------------------------------------------------------------
Maintenance and repairs               $  477,224     $459,736      $474,975
                                     ===========     ========      ========
Taxes, other than payroll
 and income taxes,
 are as follows:

  Real and personal property          $   70,999     $ 67,718      $ 64,667
  State gross receipts                    44,496       48,061        40,359
  Other                                   17,803       12,904        16,515
  Portion of above taxes charged
   to plant and other accounts            (9,429)      (9,128)       (9,819)
                                     -----------     --------      --------
Total                                 $  123,869     $119,555      $111,722
                                     ===========     ========      ========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             GTE NORTH INCORPORATED
                             ----------------------
                                        (Registrant)




Date  March 21, 1994                     By       EARL A. GOODE
      ---------------------                 -----------------------------
                                                  EARL A. GOODE
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



EARL A. GOODE             President and Director              March 21, 1994
- -----------------------   (Principal Executive Officer)
EARL A. GOODE



GERALD K. DINSMORE        Senior Vice President - Finance     March 21, 1994
- ------------------------    and Planning and Director
GERALD K. DINSMORE        (Principal Financial Officer)




WILLIAM M. EDWARDS, III   Controller                          March 21, 1994
- ------------------------  (Principal Accounting Officer)
WILLIAM M. EDWARDS, III



RICHARD M. CAHILL         Director                             March 21, 1994
- ------------------------
RICHARD M. CAHILL




MICHAEL B. ESSTMAN        Director                             March 21. 1994
- -----------------------                                                                               MICHAEL B. ESSTMAN



KENT B. FOSTER            Director                            March 21, 1994
- -----------------------
KENT B. FOSTER



THOMAS W. WHITE           Director                            March 21, 1994
- ----------------------
THOMAS W. WHITE