Form 10-Q
period 1994-03-31
GTE NORTH INC
filed 1994-05-12
CIK 40867

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1994

                               or

[   ]  Transition Report Pursuant to Section 13 or 15(d)  of  the
Securities
     Exchange Act of 1934


For the transition period from                to


Commission File Number:  0-1210


                             GTE NORTH INCORPORATED
         (Exact name of registrant as specified in its charter)

           WISCONSIN                               35-1869961
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


19845 N. U.S. 31, P.O. Box 407, Westfield, Indiana     46074
  (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       317-896-
6464



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X   NO

The Company had 978,351 shares of $1,000 stated value common stock outstanding at April 30, 1994.

              GTE NORTH INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     5

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     6

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     7

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     8


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                  9

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                  10



PART I.  FINANCIAL INFORMATION


              GTE NORTH INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended
                                                  March 31,
                                             1994       1993
                                           (Thousands of Dollars)

OPERATING REVENUES:
 Local network services                  $   250,193 $   240,862
 Network access services                     246,358     234,614
 Long distance services                      102,681      95,653
 Equipment sales and services                 33,412      26,845
 Other                                        36,986      48,883

                                             669,630     646,857

OPERATING EXPENSES:
 Cost of sales and services                  139,774     150,668
 Depreciation and amortization               126,696     125,466
 Marketing, selling, general and
   administrative                            203,509     209,839

                                             469,979     485,973

 Net operating income                        199,651     160,884


OTHER (INCOME) DEDUCTIONS:
 Interest expense                             28,148      31,515
 Other - net                                     (82)
(405)


INCOME BEFORE INCOME TAXES                   171,585     129,774


INCOME TAXES                                  64,498      47,701


NET INCOME                               $   107,087 $    82,073





 Per share data is omitted since the Company's common stock is 100% owned by
 GTE Corporation (Parent Company).

 See Notes to Condensed Consolidated Financial Statements.





              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

On April 1, 1993, GTE North Incorporated merged with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (indirect, wholly-owned subsidiaries of GTE Corporation). Prior to the merger, the properties of GTE North Incorporated located in Iowa, Minnesota, Missouri and Nebraska were transferred to a newly created entity, GTE Midwest Incorporated. The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." Accordingly, all previously issued financial statements have been restated to reflect the combined historical results of operation, financial position, and cash flows of GTE North Incorporated excluding operations transferred to GTE Midwest and including Contel of
Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. All comparative data presented in this discussion reflects such restatement.

Net income increased 30% or $25.0 million for the quarter ended March 31, 1994 compared to the same period in 1993. The increase reflects higher operating revenues from continued customer growth and lower operating and interest expenses reflecting cost reduction efforts, offset partially by an increase in income taxes.

Operating Revenues

Operating revenues increased 4% or $22.8 million for the three months ended March 31, 1994 compared to the same period in 1993.

Local network service revenues increased 4% or $9.3 million for the three months ended March 31, 1994 compared to the same period in 1993. The increase is due to overall customer growth. Also contributing to the increase is a $6.2 million local service rate increase in Wisconsin effective April 17, 1993.

Network access service revenues increased 5% or $11.7 million for the first three months of 1994 compared to 1993 primarily due to increased minutes of use reflecting greater network usage partially offset by a $8.4 million rate reduction in Wisconsin effective April 17, 1993 and the Company changing settlement arrangements in Indiana in early 1993.

Long distance revenue increased 7% or $7.0 million for the three months ended March 31, 1994 as compared to the same period in 1993. The increase is primarily due to increased toll usage, the Company changing to a bill and keep arrangement in Indiana in early 1993, and favorable settlement activity in 1994 partially offset by a $3.0 rate reduction in Wisconsin effective April 17, 1993.

Equipment sales and service revenue increased 24% or $6.6 million for the three months ended March 31, 1994 as compared to the same period in 1993. The increase is primarily due to increases in maintenance agreement and billing and collection revenue.


             GTE NORTH INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues decreased 24% or $11.9 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is due to lower directory advertising revenue reflecting a change in the life of a directory and the timing of publication dates.

Operating Expenses

Operating expenses decreased 3% or $16.0 million for the first three months of 1994 compared to the same period in 1993. The decrease is primarily due to a reduction in product sales costs and lower maintenance and repair costs due to headcount reductions and continuing cost reduction efforts, partially offset by an increase in billing and collection expense.

Other Expenses

Interest expense decreased 11% or $3.4 million for the three months ended March 31, 1994 compared to the same period in 1993. The decrease is due to the Company calling $316 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The commercial paper was refinanced on a long-term basis at lower current interest rates in February 1994.

Income taxes increased 35% or $16.8 million for the three months ended March 31, 1994 compared to 1993. The increase is primarily attributable to the increase in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first three months of 1994 was cash flow from operating activities of $296.8 million compared to $259.0 million for the same period in 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and provisioning for new products and services. The Company's capital expenditures during the first three months of 1994 were $113.9 million compared to $126.9 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $640 million.

Cash used for financing activities was $158.5 million in 1994 compared to $119.2 million for the same period in 1993. No dividends were paid to the common shareholder during the first quarter of 1994 as compared to $128.2 million in 1993. Financing activities in 1994 included the issuance of $447.1 million of long-term debt primarily to redeem short-term debt.







             GTE NORTH INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


During the first quarter of 1994 the Company began implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management  believes that the Company has adequate  internal  and
external   resources   available  to   meet   ongoing   operating
requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available through the issuance of short-term or long-
term   debt.   Short-term  borrowings  can  be  obtained  through
commercial paper borrowings or borrowings for the parent, GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.


              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash and temporary investments          $    29,279 $     5,722
 Receivables, less allowances of
   $12,593 and $25,173, respectively         498,879     568,730
 Materials and supplies, at average cost      39,910      40,949
 Prepaid taxes                                41,162      40,707
 Deferred income tax benefits                 65,948      66,984
 Prepayments and other                        37,529      17,236
   Total current assets                      712,707     740,328





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,394,442   8,335,305
 Accumulated depreciation                 (3,733,318)
(3,654,967)
   Net property, plant and equipment       4,661,124   4,680,338





PREPAID PENSION                              349,991     335,874





OTHER ASSETS                                 124,938     124,299







   TOTAL ASSETS                          $ 5,848,760 $ 5,880,839




 See Notes to Condensed Consolidated Financial Statements.




              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                           March 31, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    16,618  $
163,750
 Accounts payable                            173,150     208,283
 Accrued taxes                               177,640     144,788
 Accrued payroll and vacations                78,797      84,021
 Accrued dividends                               383       9,392
 Accrued interest                             27,034      14,855
 Accrued restructuring costs and other       323,907     328,173
   Total current liabilities                 797,529     953,262


LONG-TERM DEBT                             1,464,490   1,467,045


DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits   1,292,027   1,272,238


PREFERRED STOCK, subject to
 mandatory redemption                         19,544      19,544


SHAREHOLDERS' EQUITY:
 Preferred stock                              29,030      29,030
 Common stock                                978,351     978,351
 Other capital                                43,018      43,018
 Reinvested earnings                       1,224,771   1,118,351
   Total shareholders' equity              2,275,170   2,168,750







   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,848,760  $
5,880,839





 See Notes to Condensed Consolidated Financial Statements.





              GTE NORTH INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $   107,087 $    82,073

 Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation and amortization          126,696     125,466
      Deferred income taxes and investment
        tax credits                           15,471        (223)
      Provision for uncollectible accounts              7,815
8,334
      Changes in current assets and current
        liabilities                           40,555     (12,158)
      Other - net                               (823)
55,518
      Net cash from operating activities     296,801     259,010


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (113,904)
(126,873)
 Other - net                                    (862)
395
      Net cash used in investing activities          (114,766)
(126,478)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       447,093          --
 Long-term debt  retired                          --     (13,454)
 Dividends paid to shareholders               (9,677)
(128,234)
 Net change in affiliate notes                 2,181      52,950
 Decrease in short-term debt                (598,075)
(30,425)
      Net cash used in financing activities          (158,478)
(119,163)

 Increase in cash and temporary investments            23,557
13,369

 Cash and temporary investments at beginning
   of period                                   5,722       5,079

 Cash and temporary investments at end
   of period                             $    29,279 $    18,448




 See Notes to Condensed Consolidated Financial Statements.





              GTE NORTH INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.



              GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION



Items 1 through 5 are not applicable for the quarter ended March
31, 1994.



Item 6.  Exhibits and Reports on Form 8-K

 GTE North Incorporated filed a report on Form 8-K dated January
13, 1994 on January 14, 1994, under Item 5, "Other Events." No financial statements were filed with this report.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      GTE NORTH INCORPORATED
                                        (Registrant)






Date:  May 12, 1994                  WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                     (Chief Accounting Officer)