Form 10-Q
period 1994-06-30
GTE NORTH INC
filed 1994-08-15
CIK 40867

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      June 30, 1994

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

                                                 YES X   NO

The Company had 978,351 shares of $1,000 stated value common stock outstanding at July 31, 1994.

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



PART I.  FINANCIAL INFORMATION


              GTE NORTH INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Six
Months Ended
                                   June 30,           June 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 260,497 $ 243,039 $ 510,690 $ 483,901
 Network access services      265,199   243,603   511,557   478,217
 Long distance services        92,226    96,541   194,907   192,194
 Equipment sales and services          32,869    24,343    66,281
51,188
 Other                         30,669    38,907    67,655    87,790
                              681,460   646,433 1,351,090 1,293,290


OPERATING EXPENSES:
 Cost of sales and services   146,074   147,723   285,848   298,391
 Depreciation and amortization        129,422   127,082   256,118
252,548
 Marketing, selling, general and
   administrative             214,631   212,402   418,140   422,241
                              490,127   487,207   960,106   973,180


 Net operating income         191,333   159,226   390,984   320,110


OTHER (INCOME) DEDUCTIONS:
 Interest expense              27,250    31,772    55,398    63,287
 Other - net                      (93)             (126)       (175)
(531)


INCOME BEFORE INCOME TAXES    164,176   127,580   335,761   257,354


INCOME TAXES                   61,622    46,619   126,120    94,320


NET INCOME                  $ 102,554 $  80,961 $ 209,641 $ 163,034


 Per share data is omitted since the Company's common stock is 100% owned by GTE
 Corporation (Parent Company).




 See Notes to Condensed Consolidated Financial Statements.



              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

On April 1, 1993, GTE North Incorporated merged with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (indirect, wholly-owned subsidiaries of GTE Corporation). Prior to the merger, the properties of GTE North Incorporated located in Iowa, Minnesota, Missouri and Nebraska were transferred to a newly created entity, GTE Midwest Incorporated. The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." Accordingly, all previously issued financial statements have been restated to reflect the combined historical results of operations, financial position, and cash flows of GTE North Incorporated excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. All comparative data presented in this discussion reflects such restatement.

Net income increased 27% or $21.6 million and 29% or $46.6 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases reflect higher revenues from continued customer growth, lower interest expense and a one-time charge of $4.3 million, net of tax, associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993.

Operating Revenues

Operating revenues increased 5% or $35.0 million for the three months ended June 30, 1994 and 4% or $57.8 million for the six months ended June 30, 1994 compared to the same periods in 1993.

Local network service revenues increased 7% or $17.5 million for the three months ended June 30, 1994 and 6% or $26.8 million for the six months ended June 30, 1994 compared to the same periods in 1993. The increases are primarily due to overall customer growth and increased revenues from custom calling and other enhanced features.

Network access service revenues increased 9% or $21.6 million for the three months ended June 30, 1994 and 7% or $33.3 million for the six months ended June 30, 1994 compared to 1993 primarily due to increased minutes of use reflecting greater network usage.

Long distance revenue decreased 4% or $4.3 million and increased 1% or $2.7 million for the three months and six months ended June 30, 1994, respectively, as compared to the same periods in 1993. The quarter-to-date and year-to-date variances are due to settlement activity.

Equipment sales and service revenue increased 35% or $8.5 million and 29% or $15.1 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The increases are primarily due to increases in wiring maintenance agreements and billing and collection revenue.

             GTE NORTH INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues decreased 21% or $8.2 million for the three months ended June 30, 1994 and 23% or $20.1 million for the six months ended June 30, 1994 compared to the same periods in 1993. The decreases are due to lower directory advertising revenue reflecting a change in the life of certain directories and the timing of publication dates, lower rent revenue from facilities shared with other GTE telephone operating companies and higher provisions for uncollectible accounts.

Operating Expenses

Operating expenses increased 1% or $2.9 million and decreased 1% or $13.1 million for the three months and six months ended June 30, 1994, respectively. Excluding the results of a one-time charge of $7 million associated with the early retirement and voluntary separation programs offered during the second quarter of 1993, operating expenses increased 2% or $9.9 million and decreased 1% or $6.1 million for the three and six months ended June 30, 1994, respectively. The increase in the three months ended June 30, 1994 was primarily due to increases in software expenses, billing and collection expenses and depreciation costs due to increased plant balances. The decrease in the six months ended June 30, 1994 was primarily due to a decrease in product sales costs and continuing cost reduction efforts associated with headcount reductions. This decrease was partially offset by increases in billing and collection expenses and depreciation costs.

Other Expenses

Interest expense decreased 14% or $4.5 million and 12% or $7.9 million for the three and six months ended June 30, 1994, respectively. These decreases are due primarily to the Company calling $316 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The commercial paper was refinanced on a long-term basis at lower current interest rates in February 1994.

Income  tax  expense increased 32% or $15.0 million  and  34%  or
$31.8 million for the three months and six months ended June  30,
1994,   respectively,  compared  to  1993.   These  changes   are
primarily attributable to increases in taxable income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first six months of 1994 was cash flow from operating activities of $479.1 million compared to $381.7 million for the same period in 1993. The year-to-year increase in cash flow from operations is the result of improved operating results and an increase in the collection of customer receivables.






             GTE NORTH INCORPORATED AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Capital expenditures represent a significant use of funds during 1994 and 1993, reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during the first six months of 1994 were $269.8 million compared to $251.9 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $640 million.

Cash used for financing activities was $163.3 million in 1994 compared to $127.0 million for the same period in 1993. This included dividend payments of $10.3 million to shareholders during the first six months of 1994 as compared to $193.5 million in 1993. Dividends of $84.7 million were declared during the quarter ending June 30, 1994, to be paid to common shareholders in the third quarter. Financing activities in 1994 included the issuance of $447.4 million of long-term debt primarily to redeem short-term debt.

During the second quarter of 1994, the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.

Management  believes that the Company has adequate  internal  and
external   resources   available  to   meet   ongoing   operating
requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available through the issuance of short-term or long-
term   debt.   Short-term  borrowings  can  be  obtained  through
commercial paper borrowings or borrowings from the parent, GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.


              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash and temporary investments          $    52,242 $     5,722
 Receivables, less allowances of
   $19,310 and $25,173, respectively         518,556     568,730
 Materials and supplies, at average cost      42,264      40,949
 Prepaid taxes                                46,079      40,707
 Deferred income tax benefits                 64,931      66,984
 Prepayments and other                         8,749      17,236
   Total current assets                      732,821     740,328





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,506,753   8,335,305
 Accumulated depreciation                 (3,818,872)
(3,654,967)
   Net property, plant and equipment       4,687,881   4,680,338





PREPAID PENSION                              385,899     335,874





OTHER ASSETS                                  64,273      56,473







   TOTAL ASSETS                          $ 5,870,874 $ 5,813,013




 See Notes to Condensed Consolidated Financial Statements.




              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    14,372  $
163,750
 Accounts payable                            106,963     208,283
 Accrued taxes                               147,374     144,788
 Accrued payroll and vacations               102,304      84,021
 Accrued dividends                            85,165       9,392
 Accrued interest                             25,244      14,855
 Accrued restructuring costs and other       332,620     328,173
   Total current liabilities                 814,042     953,262


LONG-TERM DEBT                             1,463,541   1,467,045


DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits   1,282,242   1,204,412


PREFERRED STOCK, subject to
 mandatory redemption                         18,774      19,544


SHAREHOLDERS' EQUITY:
 Preferred stock                              29,032      29,030
 Common stock                                978,351     978,351
 Other capital                                43,018      43,018
 Reinvested earnings                       1,241,874   1,118,351
   Total shareholders' equity              2,292,275   2,168,750







   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,870,874  $
5,813,013





 See Notes to Condensed Consolidated Financial Statements.





              GTE NORTH INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                               Six Months Ended
                                                   June 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $   209,641 $   163,034

 Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation and amortization          256,118     252,548
      Deferred income taxes and investment
        tax credits                            5,868     (37,695)
      Provision for uncollectible accounts             21,995
16,467
      Changes in current assets and current
        liabilities                          (37,816)
(81,717)
      Other - net                             23,277      69,061
      Net cash from operating activities     479,083     381,698


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (269,822)
(251,861)
 Other - net                                     589         573
Net cash used in investing activities       (269,233)
(251,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       447,443          --
 Long-term debt retired                       (4,535)
(25,654)
 Dividends paid to shareholders              (10,344)
(193,535)
 Net change in affiliate notes                 2,181      (9,945)
 Increase (decrease) in short-term debt     (598,075)
102,100
      Net cash used in financing activities          (163,330)
(127,034)

 Increase in cash and temporary investments            46,520
3,376

 Cash and temporary investments at beginning
   of period                                   5,722       5,079

 Cash and temporary investments at end
   of period                             $    52,242 $     8,455





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

(2)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

              GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION



Items 1 through 6 are not applicable for the quarter ended June
30, 1994.




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      GTE NORTH INCORPORATED
                                        (Registrant)






Date:  August 15, 1994               WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                     (Chief Accounting Officer)