Form 10-Q
period 1994-09-30
GTE NORTH INC
filed 1994-11-10
CIK 40867

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      September 30, 1994

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

                                                 YES X   NO

The Company had 978,351 shares of $1,000 stated value common stock outstanding at October 31, 1994.

              GTE NORTH INCORPORATED AND SUBSIDIARY



                              INDEX


PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Consolidated Statements of Income . . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . .
. . . .                                                     2

    Condensed Consolidated Balance Sheets - Assets. . . . . . . .
. . . .                                                     6

    Condensed Consolidated Balance Sheets - Liabilities and
      Shareholders' Equity . . . . . . . . . . . . . . . . . . .
. . . .                                                     7

    Condensed Consolidated Statements of Cash Flows . . . . . . .
. . . .                                                     8

    Notes to Condensed Consolidated Financial Statements. . . . .
. . . .                                                     9


PART II.  OTHER INFORMATION


    Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . .
. . . .                                  10

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                  11



PART I.  FINANCIAL INFORMATION


              GTE NORTH INCORPORATED AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended            Nine
Months Ended
                                September 30,       September 30,
                              1994      1993      1994      1993
                                      (Thousands of Dollars)
OPERATING REVENUES:
 Local network services     $ 261,613 $ 246,540 $ 772,303 $ 730,441
 Network access services      262,728   241,226   774,285   719,443
 Long distance services       105,070   101,096   299,977   293,290
 Equipment sales and services          38,492    26,453   104,773
77,641
 Other                         35,138    25,247   102,793   113,037
                              703,041   640,562 2,054,131 1,933,852


OPERATING EXPENSES:
 Cost of sales and services   145,364   153,271   431,212   451,662
 Depreciation and amortization        138,176   128,180   394,294
380,728
 Marketing, selling, general and
   administrative             161,136   214,691   579,276   636,932
                              444,676   496,142 1,404,782 1,469,322


 Net operating income         258,365   144,420   649,349   464,530


OTHER (INCOME) DEDUCTIONS:
 Interest expense              28,264    30,775    83,662    94,062
 Other - net                     (161)              248      (336)
(283)


INCOME BEFORE INCOME TAXES    230,262   113,397   566,023   370,751


INCOME TAXES                   85,679    45,222   211,799   139,542


INCOME BEFORE EXTRAORDINARY
  CHARGE                      144,583    68,175   354,224   231,209

EXTRAORDINARY CHARGE - EARLY
  RETIREMENT OF DEBT (net of
  income taxes of $8,456)          --    14,270        --    14,270

NET INCOME                  $ 144,583 $  53,905 $ 354,224 $ 216,939

 Per share data is omitted since the Company's common stock is 100% owned by GTE
 Corporation (Parent Company).
 See Notes to Condensed Consolidated Financial Statements.

              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

On April 1, 1993, GTE North Incorporated merged with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (indirect, wholly-owned subsidiaries of GTE Corporation). Prior to the merger, the properties of GTE North Incorporated located in Iowa, Minnesota, Missouri and Nebraska were transferred at net book value to a newly created entity, GTE Midwest Incorporated. The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." All previously issued financial statements have been restated to reflect the combined historical results of operations, financial position, and cash flows of GTE North Incorporated excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. All comparative data presented in this discussion reflects such restatement.

Net income was $144.6 million for the three months and $354.2 million for the nine months ended September 30, 1994 as compared to $53.9 million and $216.9 million for the same periods in 1993. Net income includes the extraordinary charge (net of tax) related to the early retirement of debt during the third quarter of 1993 and a settlement gain associated with the enhanced early retirement program recorded in the third quarter of 1994. Excluding these special items, net income increased 54% or $37.1 million in the third quarter. Excluding the items mentioned above and the charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, net income increased 34% or $79.0 million for the nine months ended September 30, 1994. The increases are primarily the result of higher revenues due to increased customer growth, and lower interest expense, partially offset by increased operating expenses.

Operating Revenues

Operating revenues increased 10% or $62.5 million for the three months and 6% or $120.3 million for the nine months ended
September 30, 1994 compared to the same periods in 1993.

Local network service revenues increased 6% or 15.1 million for the three months and 6% or $41.9 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily the result of a growth in access lines and increased revenue from custom calling, special operator services and E911 emergency surcharges.

Network access service revenues increased 9% or $21.5 million for the three months and 8% or 54.8 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to increased minutes of use reflecting greater network usage by interexchange carriers and end-users.

Long distance revenues increased 4% or $4.0 million for the three months and 2% or $6.7 million for the nine months ended September
30, 1994 compared to the same periods in 1993. The increases are primarily due to favorable intrastate settlement activity.
              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Equipment sales and service revenues increased 46% or $12.0 million for the three months and 35% or $27.1 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases are primarily due to growth in revenue from billing and collections services and wiring maintenance agreements.

Other operating revenues increased 39% or $9.9 million for the three months and decreased 9% or $10.2 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase in the third quarter results is primarily due to higher directory advertising revenue reflecting a change in the timing of publication dates and higher revenue from operator services. The decrease in the year-to-date results is primarily due to lower revenue from carrier billing and collections, lower directory advertising revenue as a result of lower directory sales and lower rental revenue from shared facilities.

Operating Expenses

Operating expenses decreased 10% or $51.5 million for the three months and 4% or $64.5 million for the nine months ended September 30, 1994 compared to the same periods in 1993. These decreases are due to settlement gains recorded in the third quarter of 1994 which resulted from lump-sum payments from the Company's pension plans. These decreases were partially offset by higher depreciation expenses caused by the timing of certain filings, increased billing and collection expenses and the absence of the charge associated with the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993.

Restructuring

As previously reported, during the fourth quarter of 1993, the Company recorded a one-time, pre-tax restructuring charge of $374.6 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.

In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $88.7 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported.







              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)



Other (Income) Deductions

Interest  expense  decreased 8% or $2.5  million  for  the  three months and 11% or $10.4 million for the nine months ended September 30, 1994 as compared to the same periods in 1993. The decreases are primarily due to the retirement of $316 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The commercial paper was refinanced on a long-term basis at lower interest rates in February 1994.

Income  tax expense increased 89% or $40.5 million for the  three months and 52% or $72.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increases were primarily attributable to increases in pretax income.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1994 was cash flow from operating activities of $751.0 million compared to $634.3 million for the same period in 1993. The increase in cash flow from operations is primarily the result of improved operating results and the timing of tax payments.

The Company's capital expenditures during the first nine months of 1994 were $433.5 million compared to $401.3 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $640 million.

Cash used in financing activities was $260.7 million in 1994 compared to $217.8 million for the same period in 1993. This included dividend payments of $95.8 million to shareholders during the first nine months of 1994 compared to $229.2 million for the same period in 1993. Financing activities in 1994 included the issuance of $450 million of long-term debt to retire short-term commercial paper borrowings incurred in connection with the retirement of high-coupon debt in 1993.

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





              GTE NORTH INCORPORATED AND SUBSIDIARY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows local exchange companies (LEC's) to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the new legislation opens the LEC's local exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. Under current regulatory law in Wisconsin, the Company must file a rate case by May 1, 1995, unless it elects to participate in the price cap plan prior to that date. The Company has notified the Wisconsin Commission of its intent to enter a price cap plan, effective January 1, 1995.

On October 11, 1994, the Illinois Commerce Commission issued an order in a rate restructuring case to reduce the Company's rates by $1.2 million, effective November 1, 1994. The rate restructuring case combined the Company's customers and former Contel customers under a common rate structure and restructured the Company's rates to bring them closer to underlying costs. The Company also requested and was granted approval to implement a term discount plan for intrastate access charges in Illinois. This plan offers discounted access to interexchange carriers who are willing to commit to specific time periods and usage volumes. The term discount plan will result in a further decrease in revenues of $4.0 million as compared to full price access charges.



              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash and temporary investments          $    66,098 $     5,722
 Receivables, less allowances of
   $21,042 and $25,173, respectively         501,054     568,730
 Materials and supplies, at average cost      40,015      40,949
 Prepaid taxes                                39,416      40,707
 Deferred income tax benefits                 64,162      66,984
 Prepayments and other                        11,279      17,236
   Total current assets                      722,024     740,328





PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             8,625,053   8,335,305
 Accumulated depreciation                 (3,917,718)
(3,654,967)
   Net property, plant and equipment       4,707,335   4,680,338





PREPAID PENSION COSTS                        435,650     335,874





OTHER ASSETS                                  62,700      56,473







   TOTAL ASSETS                          $ 5,927,709 $ 5,813,013




 See Notes to Condensed Consolidated Financial Statements.




              GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $    57,597  $
163,750
 Accounts payable                            193,243     208,283
 Accrued taxes                               113,950     144,788
 Accrued payroll and vacations                95,889      84,021
 Accrued dividends                           139,178       9,392
 Accrued interest                             27,091      14,855
 Accrued restructuring costs and other       278,249     328,173
   Total current liabilities                 905,197     953,262


LONG-TERM DEBT                             1,410,906   1,467,045


DEFERRED CREDITS AND RESERVES, primarily deferred
 income taxes, investment tax credits
 and restructuring costs                   1,295,594   1,204,412


PREFERRED STOCK, subject to
 mandatory redemption                         18,616      19,544


SHAREHOLDERS' EQUITY:
 Preferred stock                              29,030      29,030
 Common stock                                978,351     978,351
 Other capital                                43,018      43,018
 Reinvested earnings                       1,246,997   1,118,351
   Total shareholders' equity              2,297,396   2,168,750







   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 5,927,709  $
5,813,013





 See Notes to Condensed Consolidated Financial Statements.




              GTE NORTH INCORPORATED AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Nine Months Ended
                                               September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before extraordinary charge      $   354,224 $   231,209
 Adjustments to reconcile income before
   extraordinary charge to net cash from
   operating activities:
      Depreciation and amortization          394,294     380,728
      Deferred income taxes and investment
        tax credits                           46,663     (24,810)
      Provision for uncollectible accounts             31,065
31,769
      Changes in current assets and current
        liabilities                          (26,903)
3,654
      Other - net                            (48,320)
11,785
      Net cash from operating activities     751,023     634,335


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (433,459)
(401,322)
 Other - net                                   3,512       5,966
Net cash used in investing activities       (429,947)
(395,356)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       446,970          --
 Long-term debt retired                      (13,803)
(34,607)
 Dividends paid to shareholders              (95,792)
(229,204)
 Increase (decrease) in short-term debt     (598,075)
45,980
      Net cash used in financing activities          (260,700)
(217,831)

 Increase in cash and temporary investments            60,376
21,148

 Cash and temporary investments at beginning
   of period                                   5,722       5,079

 Cash and temporary investments at end
   of period                             $    66,098 $    26,227






 See Notes to Condensed Consolidated Financial Statements.




              GTE NORTH INCORPORATED AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) During the third quarter of 1993, the Company called $316 million of high-coupon first-mortgage bonds. As a result, a pretax extraordinary charge of $22.7 million was recorded to reflect the expenses of calling these bonds. The after-tax extraordinary charge amounted to $14.3 million.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

              GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K.

          (27) Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the third quarter of 1994.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                      GTE NORTH INCORPORATED
                                        (Registrant)






Date:  November 10, 1994             WILLIAM M. EDWARDS, III
                                     WILLIAM M. EDWARDS, III
                                          Controller
                                     (Chief Accounting Officer)