Form 10-K405
GTE NORTH INC
filed 1995-03-30
CIK 40867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
For the fiscal year ended        December 31, 1994
                                       or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                       to

Commission File Number                 0-1210

                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WISCONSIN                                 35-1869961
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

19845 N. U.S. 31, P.O. Box 407, Westfield, Indiana              46074
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code          317-896-6464

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
      NONE


          Securities registered pursuant to Section 12(g) of the Act:

$1.15            SERIES           CUMULATIVE PREFERRED STOCK-OH                    NO PAR VALUE
$1.25            SERIES           CUMULATIVE PREFERRED STOCK-OH                    NO PAR VALUE
$2.00            SERIES           CUMULATIVE PREFERRED STOCK-IN                    NO PAR VALUE
$2.10            SERIES           CUMULATIVE PREFERRED STOCK-PA                    NO PAR VALUE
$2.20            SERIES           CUMULATIVE PREFERRED STOCK-OH                    NO PAR VALUE
$2.25            SERIES           CUMULATIVE PREFERRED STOCK-PA                    NO PAR VALUE
$2.30            SERIES           CUMULATIVE PREFERRED STOCK-IL                    NO PAR VALUE
$2.375           SERIES           CUMULATIVE PREFERRED STOCK-IL                    NO PAR VALUE
$2.40            SERIES           CUMULATIVE PREFERRED STOCK-MI                   $50 PAR VALUE
$2.50            SERIES           CUMULATIVE PREFERRED STOCK-IL                    NO PAR VALUE
$2.50            SERIES           CUMULATIVE PREFERRED STOCK-IN                    NO PAR VALUE
$2.50            SERIES C         CUMULATIVE PREFERRED STOCK-IN                    NO PAR VALUE
$4.50            SERIES           CUMULATIVE PREFERRED STOCK-WI                  $100 PAR VALUE
$5.00            SERIES           CUMULATIVE PREFERRED STOCK-WI                  $100 PAR VALUE
$7.60            SERIES           CUMULATIVE PREFERRED STOCK-IN                    NO PAR VALUE
4.60%            SERIES           CUMULATIVE PREFERRED STOCK-MI                   $50 PAR VALUE
5.16%            SERIES           CUMULATIVE PREFERRED STOCK-MI                   $50 PAR VALUE
 ---------------------------------------------------------------------------------------------------
                                             (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                          YES  X    NO
                                                              ---      ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                 ---
THE COMPANY HAD 978,351 SHARES OF $1,000 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

                              TABLE OF CONTENTS
Item                                                                              Page
----                                                                              ----
PART I
------

         1.      Business                                                           1

         2.      Properties                                                         5

         3.      Legal Proceedings                                                  5

         4.      Submission of Matters to a Vote of Security Holders                5

PART II
-------

         5.      Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                                6

         6.      Selected Financial Data                                            7

         7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                8

         8.      Financial Statements and Supplementary Data                       14

         9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                               35

PART III
--------

         10.     Directors and Executive Officers of the Registrant                36

         11.     Executive Compensation                                            40

         12.     Security Ownership of Certain Beneficial Owners
                 and Management                                                    48

         13.     Certain Relationships and Related Transactions                    49

PART IV
-------

         14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                       50

                                     PART I

Item 1.  Business

GTE North Incorporated (the Company) was incorporated in Wisconsin on January 27, 1987 and was the successor to the merger of eight telephone companies into the Company on March 31, 1987. All of the common stock of the Company was owned by GTE Corporation (GTE). Prior to March 31, 1993, the Company provided communication services in the states of Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Nebraska, Ohio, Pennsylvania and Wisconsin. On March 31, 1993, the Company transferred its assets and operations in Iowa, Minnesota, Missouri and Nebraska to GTE Midwest Incorporated, which is a wholly-owned subsidiary of GTE (the Midwest Transfer).

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

Additional information related to the above transactions can be found in Note 3 of the Company's consolidated financial statements included in Item 8. All previously issued financial data included herein has been restated to reflect the combined historical results of GTE North Incorporated excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc.

There is no public trading market for the common stock of the Company because all of the common stock is owned by GTE, a New York corporation. The Company has one wholly-owned subsidiary, GTW Telephone Systems Incorporated, which markets and services telecommunications customer premises equipment.

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served has grown steadily from 3,617,577 on January 1, 1990 to 4,191,915 on December 31, 1994.

The number of access lines in the states in which the Company operates as of December 31, 1994, was as follows:

                                              Access
                State                      Lines Served
             -----------                   ------------
             Illinois                           824,277
             Indiana                            861,883
             Michigan                           627,412
             Ohio                               795,480
             Pennsylvania                       620,726
             Wisconsin                          462,137
                                           ------------
               Total                          4,191,915
                                           ============

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                               Years Ended December 31
                                        ------------------------------------
                                           1994         1993         1992
                                        ----------    ---------    ---------
                                                (Thousands of Dollars)
Local Network Services                  $1,040,206    $ 980,039    $ 945,175
% of Total Revenues                             38%          38%          37%

Network Access Services                 $1,032,752    $ 963,918    $ 973,661
% of Total Revenues                             38%          37%          38%

Long Distance Services                  $  395,636    $ 391,050    $ 332,150
% of Total Revenues                             14%          15%          13%

Equipment Sales and Services            $  144,087    $ 106,288    $ 103,607
% of Total Revenues                              5%           4%           4%

Other                                   $  147,224    $ 160,952    $ 205,449
% of Total Revenues                              5%           6%           8%

At December 31, 1994, the Company had 17,765 employees. In 1994, agreements were reached on six contracts with the International Brotherhood of Electrical Workers (IBEW) and two contracts with the Communication Workers of America
(CWA). During 1995, two contracts with the CWA, one contract with the IBEW, one contract with the International Association of Machinists (IAM), and one contract with the United Steelworkers of America (USWA) will expire.

  Telephone Competition and Regulatory Developments

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate business operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 12 of the Company's consolidated financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $375 million re-engineering plan. In the initial year of the plan, $144 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communication Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Fort Wayne, Indiana, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, including Michigan, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging these orders primarily based on the lack of equality since the Company is prohibited from providing interLATA toll service.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under terms and conditions as negotiated. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

Item 2.  Properties

The Company's property consists of network facilities (82%), company facilities (14%), customer premises equipment (1%) and other (3%). From January 1, 1990 to December 31, 1994, the Company made gross property additions in the amount of $2.9 billion and property retirements of $1.6 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


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


TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for the Company's common stock, preferred stock and no par preferred stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191


10-K REPORT
A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317)896-6464


PARENT COMPANY ANNUAL REPORT
A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

Item 6.  Selected Financial Data

                     GTE North Incorporated and Subsidiary


                                                          For the years ended December 31,
                                         --------------------------------------------------------------------------------
                                           1994              1993(b)              1992            1991            1990
                                         --------------------------------------------------------------------------------
                                                              (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)
-----------------------------------

Operating revenues                       $2,759,905        $2,602,247          $2,560,042      $2,504,987      $2,480,553
Operating expenses                        1,885,956         2,334,968           1,876,066       1,961,630       1,972,648
                                         --------------------------------------------------------------------------------

Net operating income                        873,949           267,279             683,976         543,357         507,905
Interest expense                            112,884           123,557             124,197         122,970         119,915
Other - net                                     496             3,581               3,473          (1,487)         (2,461)
Income tax provision                        284,293            34,925             186,764         130,037         108,230
                                         --------------------------------------------------------------------------------
Income before
  extraordinary charge                      476,276           105,216             369,542         291,837         282,221
Extraordinary charge                             --            14,270                  --              --              --
                                         --------------------------------------------------------------------------------
Net income                               $  476,276        $   90,946          $  369,542      $  291,837      $  282,221
                                         ================================================================================

Dividends declared on common stock       $  277,729        $  165,052          $  364,162      $  228,116      $  220,008
Dividends declared on preferred
  stock                                       2,643             2,680               2,731           2,788           2,836

--------------------------------------------------------------------------------
                                                                                   As of December 31,
                                         --------------------------------------------------------------------------------
                                            1994              1993                1992            1991            1990
                                         --------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS
----------------------------

Investment in property, plant
  and equipment - net                    $4,780,079        $4,680,338          $4,635,444      $4,537,997      $4,460,052
Total assets                              6,120,013         5,813,016           5,679,570       5,385,303       5,100,667
Long-term debt and preferred stock,
  subject to mandatory redemption         1,384,397         1,486,589           1,387,072       1,434,209       1,255,781
Common stock, reinvested
  earnings and other capital              2,335,624         2,139,720           2,216,427       2,163,745       2,102,727

--------------------------------------------------------------------------------
                                                                                   As of December 31,
                                         --------------------------------------------------------------------------------
                                            1994              1993                1992            1991            1990
                                         --------------------------------------------------------------------------------
SELECTED STATISTICS
-------------------

Access lines                              4,191,915         4,031,547           3,897,641       3,776,803       3,691,065
Access line gain                            160,368           133,906             120,838          85,738          73,488
Net investment in property, plant
  and equipment per access line          $    1,140        $    1,161          $    1,189      $    1,202      $    1,208
Number of employees                          17,765            17,382              18,901          19,826          21,278
Access lines per employee                       236               232                 206             190             173
Capital expenditures (thousands)         $  656,377        $  566,821          $  552,243      $  587,380      $  582,086

--------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Net operating income in 1993 included a $374.6 million pretax charge for restructuring costs, which reduced net income by $230.8 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE North Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local exchange, network access and long distance services to customers in six Midwestern and Great Lakes states: Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. The Company serves over 4 million access lines.

On April 1, 1993, the Company merged with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (indirect, wholly-owned subsidiaries of GTE). Prior to the merger, the properties of the Company located in Iowa, Minnesota, Missouri and Nebraska were transferred to a newly created entity, GTE Midwest Incorporated. The merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." Accordingly, all previously issued financial statements have been restated to reflect the combined historical results of operation, financial position, and cash flows of the Company excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. All comparative data presented in this discussion reflects such restatement.

RESULTS OF OPERATIONS

Net income was $476 million in 1994 and $91 million in 1993. The 1994 results include pension settlement gains associated with lump sum payments from the Company's pension plans. The 1993 results included one-time charges of $288 million, net of tax, to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income increased 29% or $97 million in 1994 compared to a decrease of 8% or $30 million in 1993. The 1994 increase relates primarily to customer growth and lower operating and interest costs. The 1993 decrease reflected higher operating expenses due to the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993, partially offset by higher operating revenues reflecting continued customer growth.

  OPERATING REVENUES

Operating revenues were $2.8 billion in 1994 and $2.6 billion in 1993. Operating revenues increased 6% or $158 million in 1994 and 2% or $42 million in 1993.

Local network services revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $1.04 billion and $980 million in 1994 and 1993, respectively. This represents increases of 6% or $60 million in 1994 and 4% or $35 million in 1993. The 1994 and 1993 increases are due to growth in access lines and increases in custom calling, special operator services and E911 surcharges. Access lines increased 4% in 1994 compared to a 3% increase in 1993.

Network access services revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long-distance service. Network access services revenues were $1.03 billion and $964 million in 1994 and 1993, respectively. Revenues derived from network access services increased 7% or $69 million in 1994 compared to a decrease of 1% or $10 million in 1993. The 1994 increase reflects increased minutes of use reflecting greater network usage by interexchange carriers and end users. The 1993 decrease reflected rate reductions in Wisconsin effective April 17, 1993 and lower interstate rates. The Company's interstate rates were lowered $11 million effective July 1, 1992 and $19 million effective October 2, 1992. Also contributing to the decrease was an Indiana toll provider order effective January 1, 1993 which is revenue neutral but reduced access revenue by $18 million annually with an offset in long distance revenues and expense. These reductions were partially offset by increased network usage.

The Company's revenues for long distance services from designated geographical areas are provided under bill and keep arrangements or settlement arrangements with various telephone companies. Long distance services revenues were $396 million and $391 million in 1994 and 1993, respectively. This represents increases of 1% or $5 million in 1994 and 18% or $59 million in 1993. The 1994 increase is primarily due to an increase in toll usage reflecting customer growth partially offset by unfavorable intrastate settlement activity and a decrease in private network revenues. The 1993 increase was primarily due to the Indiana toll provider order discussed above which resulted in increased toll revenues of $44 million annually plus growth in toll usage.

Equipment sales and services revenues were $144 million and $106 million in 1994 and 1993, respectively. This represents increases of 36% or $38 million in 1994 and 3% or $3 million in 1993. The 1994 increase is attributable to growth in revenue from continuation of services agreements associated with non-strategic dispositioned properties and wiring maintenance agreements. The 1993 increase reflected higher maintenance agreement revenue and single-line telephone product sales and rent revenue partially offset by lower single-line peripheral sales.

Other operating revenues were $147 million and $161 million in 1994 and 1993, respectively. This represents decreases of 9% or $14 million in 1994 and 22% or $44 million in 1993. The 1994 decrease is primarily due to a decrease in rental revenue from shared facilities, a decline in directory advertising revenue and lower revenue from carrier billing and collections. These decreases are partially offset by an increase in 800 directory services and operator service revenues. The 1993 decrease was primarily due to lower directory advertising revenues and lower billing and collection revenue. In addition, the 1993 decrease reflected lower revenues as a result of the Indiana toll provider order discussed above.

  OPERATING EXPENSES

Cost of sales and services were $576 million and $602 million for 1994 and 1993, respectively. This represents a decrease of 4% or $26 million in 1994 compared to an increase of 3% or $17 million in 1993. The 1994 decrease is primarily associated with lower charges for inventory obsolescence, decreased installation and maintenance and network administration costs. The decrease is also attributable to lower costs reflecting continued cost reduction efforts. The 1993 increase reflected higher costs associated with the adoption of SFAS No. 106 effective January 1, 1993. As a result of the adoption of the new standard, cost of sales and services increased $39 million. This increase was partially offset by lower right-to-use fees and lower costs reflecting cost reduction efforts.

Depreciation and amortization expense was $534 million and $502 million in 1994 and 1993, respectively. This represents increases of 6% or $32 million in 1994 and 2% or $11 million in 1993. The increases in 1994 and 1993 are due to rate adjustments and an increase in plant balances.

Expenses for marketing, selling, general and administrative were $776 million and $857 million in 1994 and 1993, respectively. This represents a decrease of 9% or $81 million in 1994 compared to an increase of 7% or $56 million in 1993. The 1994 decrease is primarily due to settlement gains associated with lump sum payments from the Company's pension plans. The decrease is also due to lower computer systems costs reflecting efficiencies gained from the re-engineering efforts and lower labor and benefits costs associated with the reduction of employees derived from the early enhanced retirement and voluntary separation packages offered in 1993. The 1993 increase reflected costs of $35 million associated with the adoption of SFAS No. 106. The increase was also due to a one-time charge of $7 million associated with the enhanced early retirement and voluntary separation programs offered to eligible employees during the second quarter of 1993. These increases were partially offset by lower computer expenses due to program reductions and continuing cost reduction efforts.

  OTHER DEDUCTIONS

Interest costs were $113 million and $124 million in 1994 and 1993, respectively. Interest expense decreased 9% or $11 million in 1994 and remained relatively unchanged in 1993. The 1994 decrease is primarily due to the retirement of $316 million of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The commercial paper was refinanced on a long-term basis at lower interest rates in early 1994.

Income tax expense was $284 million and $35 million in 1994 and 1993, respectively. This reflects an increase of $249 million in 1994 compared to a decrease of $153 million in 1993. The changes are primarily due to corresponding changes in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1994 was cash flow from operations of $876 million compared to $822 million for 1993. The increase in cash flow from operations is primarily the result of improved operations and is partially offset by an increase of tax payments.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $656 million compared to $567 million in 1993. In 1995, capital expenditures are expected to increase slightly from the 1994 level.

Cash used for financing activities was $206 million in 1994 compared to $269 million in 1993. This included dividend payments of $235 million in 1994 compared to $290 million in 1993. In November 1993, the Company called $316 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 9.00% to 9.375%. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $14 million in the Consolidated Statements of Income. In February 1994, the Company issued $200 million of 5.5% Debentures, due 1999 to refinance a portion of the bonds called. In January 1994, the Company issued $250 million of 6% Debentures, Series A, due 2004 toward the payment of short-term debt.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under terms and conditions as negotiated. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $375 million re-engineering plan. During 1994, the initial year of the three-year plan, $144 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Fort Wayne, Indiana, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data


                                    CONSOLIDATED STATEMENTS OF INCOME (NOTE 3)
                                      GTE North Incorporated and Subsidiary

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                       (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                                     $1,040,206         $  980,039         $  945,175
   Network access services                                     1,032,752            963,918            973,661
   Long distance services                                        395,636            391,050            332,150
   Equipment sales and services                                  144,087            106,288            103,607
   Other                                                         147,224            160,952            205,449
                                                              ----------         ----------         ----------
                                                               2,759,905          2,602,247          2,560,042
                                                              ----------         ----------         ----------
OPERATING EXPENSES (b):
   Cost of sales and services                                    576,320            602,128            585,004
   Depreciation and amortization                                 533,907            501,733            490,624
   Marketing, selling, general and
     administrative                                              775,729            856,549            800,438
   Restructuring costs                                                --            374,558                 --
                                                              ----------         ----------         ----------
                                                               1,885,956          2,334,968          1,876,066
                                                              ----------         ----------         ----------
NET OPERATING INCOME                                             873,949            267,279            683,976
                                                              ----------         ----------         ----------
OTHER DEDUCTIONS:
   Interest expense                                              112,884            123,557            124,197
   Other - net                                                       496              3,581              3,473
                                                              ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                                       760,569            140,141            556,306
                                                              ----------         ----------         ----------
INCOME TAX PROVISION                                             284,293             34,925            186,764
                                                              ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY CHARGE                               476,276            105,216            369,542
EXTRAORDINARY CHARGE - EARLY RETIREMENT OF
  DEBT (NET OF INCOME TAXES OF $8,456)                                --             14,270                 --
                                                              ----------         ----------         ----------
NET INCOME                                                    $  476,276         $   90,946         $  369,542
                                                              ==========         ==========         ==========

(a) Includes billings to affiliates of $92,406, $94,545 and $115,100 for the years 1994-1992, respectively.

(b) Includes billings from affiliates of $155,446, $137,519 and $150,316 for the years 1994-1992, respectively.

                                CONSOLIDATED STATEMENTS OF REINVESTED EARNINGS (NOTE 3)

Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                       (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                                  $1,118,351         $1,195,137         $1,192,488
ADD -
  Net income                                                     476,276             90,946            369,542
DEDUCT -
  Cash dividends declared on common stock                        277,729            165,052            364,162
  Cash dividends declared on
    preferred stock                                                2,643              2,680              2,731
                                                              ----------         ----------         ----------
BALANCE AT END OF YEAR                                        $1,314,255         $1,118,351         $1,195,137
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.


                                      CONSOLIDATED BALANCE SHEETS
                                 GTE North Incorporated and Subsidiary

December 31                                                                 1994                  1993
-----------                                                             -----------           -----------
                                                                           (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                                 $    30,373           $     5,722
   Accounts receivable
     Customers (including unbilled revenues)                                440,459               390,027
     Affiliated companies                                                   149,557               170,753
     Other                                                                   64,447                33,123
     Allowance for uncollectible accounts                                   (23,241)              (25,173)
   Materials and supplies                                                    29,201                40,949
   Prepaid taxes                                                             41,124                40,707
   Deferred income tax benefits                                              94,535                66,984
   Prepayments and other                                                     14,384                17,236
                                                                        -----------           -----------
                                                                            840,839               740,328
                                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                                          8,598,565             8,335,305
   Accumulated depreciation                                              (3,818,486)           (3,654,967)
                                                                        -----------           -----------
                                                                          4,780,079             4,680,338
                                                                        -----------           -----------
PREPAID PENSION COSTS                                                       458,065               335,874
                                                                        -----------           -----------
OTHER ASSETS                                                                 41,030                56,476
                                                                        -----------           -----------
TOTAL ASSETS                                                            $ 6,120,013           $ 5,813,016
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt                                                      $   197,400           $   148,075
   Current maturities of long-term debt                                      99,498                15,675
   Accounts payable                                                         164,349               146,181
   Affiliate payables and accruals                                           29,930                62,102
   Advanced billings and customer deposits                                   53,553                54,359
   Accrued taxes                                                            143,889               144,788
   Accrued interest                                                          25,589                14,855
   Accrued payroll and vacations                                            114,038                84,021
   Accrued dividends                                                         54,507                 9,392
   Accrued restructuring costs and other                                    212,714               273,814
                                                                        -----------           -----------
                                                                          1,095,467               953,262
                                                                        -----------           -----------
LONG-TERM DEBT                                                            1,365,781             1,467,045
                                                                        -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                                    895,962               826,033
   Employee benefit obligations                                             187,707               106,699
   Restructuring costs and other                                            191,823               271,680
                                                                        -----------           -----------
                                                                          1,275,492             1,204,412
                                                                        -----------           -----------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION                             18,616                19,544
                                                                        -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock                                                           29,033                29,033
   Common stock (978,351 shares outstanding)                                978,351               978,351
   Other capital                                                             43,018                43,018
   Reinvested earnings                                                    1,314,255             1,118,351
                                                                        -----------           -----------
                                                                          2,364,657             2,168,753
                                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 6,120,013           $ 5,813,016
                                                                        ===========           ===========

See Notes to Consolidated Financial Statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                GTE North Incorporated and Subsidiary


Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary charge                         $  476,276         $  105,216         $  369,542
   Adjustments to reconcile income
     before extraordinary charge to net
     cash from operating activities:
     Depreciation and amortization                               533,907            501,733            490,624
     Restructuring costs                                              --            374,558                 --
     Deferred income taxes and investment
       tax credits                                                30,888           (160,234)            40,215
     Provision for uncollectible accounts                         38,292             37,577             31,907
     Change in current assets and current
       liabilities                                              (130,284)           (93,102)           (20,975)
     Other - net                                                 (73,486)            56,381           (119,243)
                                                              ----------         ----------         ----------
     Net cash from operating activities                          875,593            822,129            792,070
                                                              ----------         ----------         ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (656,377)          (566,821)          (552,243)
   Other - net                                                    11,595             14,808            (12,810)
                                                              ----------         ----------         ----------
     Net cash used in investing activities                      (644,782)          (552,013)          (565,053)
                                                              ----------         ----------         ----------



CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock issued                                                --                 --             50,000
   Long-term debt issued                                         445,942                 --                 --
   Early retirement of debt and related
     call premium                                                     --           (329,288)                --
   Long-term debt and preferred
     stock retired                                               (16,170)           (43,022)           (81,594)
   Dividends paid to shareholders                               (235,257)          (290,119)          (296,780)
   Increase (decrease) in short-term debt                       (400,675)           392,956             77,133
                                                              ----------         ----------         ----------
     Net cash used in financing activities                      (206,160)          (269,473)          (251,241)
                                                              ----------         ----------         ----------


INCREASE (DECREASE) IN CASH                                       24,651                643            (24,224)


CASH:
   Beginning of year                                               5,722              5,079             29,303
                                                              ----------         ----------         ----------
   End of year                                                $   30,373         $    5,722         $    5,079
                                                              ==========         ==========         ==========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     GTE North Incorporated and Subsidiary


                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of GTE North Incorporated (the Company) and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $167.4 million, $185.7 million and $224.9 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $155.4 million, $137.5 million and $150.3 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $92.4 million, $94.5 million and $115.1 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the state regulatory commissions. The provisions for depreciation and amortization were equivalent to composite annual rates of 6.4%, 6.2% and 6.4% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the regulatory commissions in each of the Company's operating jurisdictions and Statement of Financial Accounting Standards (SFAS)

No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 8, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $86 million. The estimated fair value of long-term debt as of December 31, 1993, exceeded the carrying value by approximately $58 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1994 presentation.


                            2.  RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $374.6 million, which reduced net income by $230.8 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $148.8 million to upgrade or replace existing customer service and administrative systems and enhance network software, $169.4 million for employee separation benefits associated with workforce reductions and $45.6 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $143.5 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pretax charge of $6.9 million which reduced net income by $4.3 million.

                            3.  LEGAL ENTITY MERGER

On April 1, 1993, GTE North Incorporated (the Predecessor Corporation), as well as Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (collectively, the Contel Companies), merged with and into Contel North Incorporated (the Registrant). The common stock of the Predecessor Corporation was owned by GTE. The Registrant, whose common stock is also owned by GTE, had no business operations or material assets prior to this merger (the Merger). The Contel Companies were indirect, wholly-owned subsidiaries of GTE and were, individually and in the aggregate, significantly smaller in terms of operating revenues, net income and total assets than the Predecessor Corporation immediately prior to the Merger.

Prior to the Merger, the properties of the Predecessor Corporation located in Iowa, Minnesota, Missouri and Nebraska were transferred to a newly created entity, GTE Midwest Incorporated (the Midwest Transfer), which is a wholly-owned subsidiary of GTE. On April 2, 1993, the name of the Registrant was changed to GTE North Incorporated, the name of the Predecessor Corporation.

The Merger was accounted for in a manner consistent with a transfer of entities under common control which is similar to that of a "pooling of interests." Accordingly, the financial statements and the notes include the results of operations and financial position of the Predecessor Corporation excluding operations transferred to GTE Midwest and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. for all periods. Operating revenues and net income for the year ended December 31, 1992 for each of these entities are as follows (in thousands of dollars):

                     GTE North     Transfer to                                                      GTE
                        Inc.           GTE           Contel of     Contel of      Contel of      North Inc.
                   (Predecessor      Midwest         Illinois       Indiana         Penn          (Post-
                       Corp.)        Inc. (a)           Inc.          Inc.          Inc.          Merger)
-----------------------------------------------------------------------------------------------------------
Total operating
  revenues         $2,461,347      $ (183,376)     $  122,601     $  101,179      $  58,291      $2,560,042
Net income         $  371,557      $  (35,303)     $   13,568     $   14,218      $   5,502      $  369,542
-----------------------------------------------------------------------------------------------------------

(a) Represents operations included in the Predecessor Corporation which were transferred to GTE Midwest Incorporated prior to the Merger.

                              4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1994 and 1993 is as follows:

AUTHORIZED                                   Shares
                                           ---------
          No par value                       388,396
        $100 par value                        33,524
                                           ---------
    Total                                    421,920
                                           =========

OUTSTANDING                                  Shares       Amount*
                                           ---------     --------
  $2.00   No par value                        45,484     $  2,215
  $2.10   No par value                        66,390        3,542
  $2.20   No par value                        34,379        1,719
  $2.25   No par value                        90,765        4,538
  $4.50 $100 par value                         7,297          730
  $5.00 $100 par value                        24,639        2,464
  $7.60   No par value                       140,000       13,825
                                           ---------     --------
    Total                                    408,954     $ 29,033
                                           =========     ========

Cumulative preferred stock, subject to mandatory redemption, exclusive of amounts held in treasury, is as follows:

December 31                                        1994                           1993
---------------------                      -------------------            --------------------

AUTHORIZED                                   Shares                         Shares
                                           ---------                      ---------
          No par value                       462,934                        462,934
         $50 par value                       166,721                        166,721
                                           ---------                      ---------
    Total                                    629,655                        629,655
                                           =========                      =========

OUTSTANDING                                  Shares       Amount*           Shares             Amount*
                                           ---------     --------         ---------           --------
  $1.15   No par value                       134,400     $   3,360          140,800           $  3,520
  $1.25   No par value                        19,814           495           21,014                525
  $2.30   No par value                        26,400         1,320           26,400              1,320
  $2.375  No par value                        33,365         1,668           35,833              1,792
  $2.40  $50 par value                        31,490         1,575           33,490              1,675
  $2.50   No par value                        41,800         2,090           43,800              2,190
  $2.50   No par value                        50,545         2,501           53,464              2,645
  $2.50C  No par value                        24,437         1,222           25,637              1,282
   4.60% $50 par value                        63,700         3,185           66,900              3,345
   5.16% $50 par value                        24,000         1,200           25,000              1,250
                                           ---------     ---------        ---------           --------
    Total                                    449,951     $  18,616          472,338           $ 19,544
                                           =========     =========        =========           ========

* Thousands of Dollars

Certain outstanding preferred stock is redeemable at any time, in whole or in part, upon notice at a premium, and certain issues may be redeemed without premiums through sinking funds. The Company purchased for treasury 3,985 and 46 shares of cumulative preferred stock, not subject to mandatory redemption, in 1993 and 1992, respectively, and redeemed 8,045 shares in 1993. Cumulative preferred stock, not subject to mandatory redemption, held as treasury shares by the Company were 46 shares at December 31, 1994 and 1993.

The Company is required to redeem up to 23,626 shares of preferred stock, subject to mandatory redemption, each year. The Company met this requirement through treasury stock and the purchase of 22,387; 16,699; and 16,560 shares in 1994 through 1992, respectively. The aggregate redemption requirements of preferred stock subject to mandatory redemption are $900,000 in each of the years 1995 through 1999.

At December 31, 1994 and 1993, the Company held no treasury stock compared to 38 shares held at December 31, 1993, to cover future redemption requirements. No shares were reserved for officers or employees or for options, warrants, conversions or other rights. The preferred shareholders have no voting rights.


                                5.  COMMON STOCK

The authorized common stock of the Company consists of 2,200,000 shares with a par value of $1,000 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $514.8 million of reinvested earnings was restricted as to the payment of cash dividends on common stock under the terms of the Rural Utilities Services mortgage covenants.

                               6.  LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                                            1994                   1993
-----------                                                         -----------            -----------
                                                                       (Thousands of Dollars)
FIRST MORTGAGE BONDS:
   Maturing 1996 through 2031,
     weighted average rates of 8.00%
     and 7.85%, respectively                                        $   868,277            $   917,233

DEBENTURES:
   6% Series A, due 2004                                                250,000                     --
   5.5% Series B, due 1999                                              200,000                     --

CAPITALIZED LEASES                                                        1,603                    522

OTHER:
   GTE Finance Corporation promissory notes-
     Maturing 1998 through 2016,
     weighted average rates of 9.02%
     and 9.71%, respectively                                             45,000                 95,000
   Rural Telephone Bank First Mortgage notes-
     Maturing 1999 through 2014,
     weighted average rates of 7.50%
     and 6.82%, respectively                                              9,198                  9,573
   Rural Utilities Service
     First Mortgage notes-
     Maturing 1997 through 2005,
     rate of 2.00%                                                        1,411                  1,904
   Short-term debt refinanced in 1994                                        --                450,000
                                                                    -----------            -----------

   Total principal amount                                             1,375,489              1,474,232

DISCOUNT AND PREMIUM - NET                                               (9,708)                (7,187)
                                                                    -----------            -----------

   Total long-term debt                                             $ 1,365,781            $ 1,467,045
                                                                    ===========            ===========

In November 1993, the Company called $316 million of high-coupon first mortgage bonds with proceeds from commercial paper borrowings. These bonds had coupons ranging from 9.00% to 9.375%. The cost of calling these bonds is reflected as an extraordinary after-tax charge of $14.3 million in the Consolidated Statements of Income. In February 1994, the Company issued $200 million of 5.5% Debentures, due 1999 to refinance a portion of the bonds called.

In January 1994, the Company issued $250 million of 6% Debentures, due 2004 toward the payment of short-term debt incurred for the purpose of financing the Company's construction program in 1993.

None of the securities shown above were held in sinking or other special funds of the Company, pledged by the Company or held by affiliates, except for the promissory notes held by GTE Finance Corporation.

Debt discount and premium on the Company's outstanding long-term debt are amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):

                     1995                                 $  99,498
                     1996                                    50,555
                     1997                                    70,564
                     1998                                    35,970
                     1999                                   216,773

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.


                              7.  SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper or notes payable to affiliates, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                           1994           1993            1992
                                        ---------      ---------        --------
                                                  (Thousands of Dollars)
DURING THE YEAR -
  Commercial paper -
    Maximum month-end balance            $281,025      $566,650         $158,800
    Average monthly balance              $ 58,497      $294,204         $ 52,673
    Weighted average interest rate           4.26%         3.15%            3.56%

AT DECEMBER 31 -
  Balance outstanding -
    Note payable to GTE                  $     --      $     --         $ 46,319
    Average interest rate                      --            --             3.72%
    Commercial paper                     $197,400      $148,075         $158,800
    Average interest rate                    5.90%         3.66%            3.41%

Unused lines of credit available to the Company to support outstanding commercial paper and other short-term financing needs are $9.1 million. In addition, a $2.8 billion credit line is available through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

                                8.  INCOME TAXES

The provision for income taxes is as follows:

                                             1994                    1993                   1992
                                        -------------           -------------          -------------
                                                    (Thousands of Dollars)
CURRENT
  Federal                               $     221,180           $     172,447          $     124,442
  State                                        32,225                  22,712                 22,107
                                        -------------           -------------          -------------
    Total                                     253,405                 195,159                146,549
                                        -------------           -------------          -------------
DEFERRED
  Federal                                      42,589                (121,656)                53,103
  State                                         4,772                 (21,479)                 3,718
                                        -------------           -------------          -------------
    Total                                      47,361                (143,135)                56,821
                                        -------------           -------------          -------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS                      (16,473)                (17,099)               (16,606)
                                        -------------           -------------          -------------

    Total                               $     284,293           $      34,925          $     186,764
                                        =============           =============          =============

The components of deferred income tax provision (benefit) are as follows:

                                             1994                    1993                   1992
                                        -------------           -------------          ---------
                                                    (Thousands of Dollars)
Depreciation and
  amortization                          $      (2,524)          $     (16,067)         $      (1,133)
Employee benefit
  obligations                                 (45,397)                (24,635)                16,494
Prepaid pension costs                          53,006                  40,411                 31,969
Restructuring costs                            52,105                (139,696)                    --
Other - net                                    (9,829)                 (3,148)                 9,491
                                        -------------           -------------          -------------
    Total                               $      47,361           $    (143,135)         $      56,821
                                        =============           =============          =============

A reconciliation between the taxes computed by applying statutory federal income tax rate to pretax income and income taxes provided in the Consolidated Statements of Income is as follows:

                                             1994                    1993                   1992
                                        -------------           -------------          ---------
                                                            (Thousands of Dollars)
AMOUNTS COMPUTED AT STATUTORY
  RATES                                 $     266,199           $      49,049          $     189,144
  State income taxes, net
    of federal income tax
    benefits                                   24,047                     801                 17,045
  Amortization of deferred
    investment tax credits                    (16,473)                (17,099)               (16,606)
  Depreciation of telephone
    plant construction costs
    previously deducted for
    tax purposes - net                          6,315                   5,899                  7,232
  Rate differentials applied
    to reversing temporary
    differences                                (7,337)                 (5,446)                (7,232)
  Other differences - net                      11,542                   1,721                 (2,819)
                                        -------------           -------------          -------------
TOTAL PROVISION                         $     284,293           $      34,925          $     186,764
                                        =============           =============          =============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The unamortized regulatory asset and regulatory liability balances at December 31, 1994 amounted to $22.1 million and $39.5 million, respectively, and the unamortized regulatory asset and regulatory liability balances at December 31, 1993 amounted to $19.2 million and $44.6 million, respectively, and are reflected as other assets and other deferred credits in the accompanying Consolidated Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:



                                                         1994             1993
                                                      ---------        ---------
                                                        (Thousands of Dollars)
Depreciation and amortization                         $ 759,183        $ 750,585
Employee benefit obligations                            (93,588)         (48,191)
Prepaid pension costs                                   168,895          115,889
Restructuring costs                                     (87,591)        (139,696)
Investment tax credits                                   43,980           60,288
Other - net                                              10,548           20,174
                                                      ---------        ---------

  Total                                               $ 801,427        $ 759,049
                                                      =========        =========

                           9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and fixed income investments.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                                            1994           1993            1992
                                                         ---------      ---------       ---------
Benefits earned during the year                          $  46,407      $  49,102       $  47,052
Interest cost on projected benefit
   obligations                                             101,768        111,938         110,201
Return on plan assets:
   Actual                                                    2,633       (327,583)       (137,875)
   Deferred                                               (201,449)       133,233         (44,309)
Other - net                                                (43,237)       (42,515)        (37,212)
                                                         ---------      ---------       ---------
   Net pension credit                                    $ (93,878)     $ (75,825)      $ (62,143)
                                                         =========      =========       =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                            1994             1993
                                                         ----------       ----------
Plan assets at fair value                                $2,309,622       $2,616,531
Projected benefit obligations                             1,242,056        1,426,298
                                                         ----------       ----------
Excess of assets over projected
   benefit obligations                                    1,067,566        1,190,233
Unrecognized net transition asset                          (158,596)        (204,631)
Unrecognized net gain                                      (450,905)        (649,728)
                                                         ----------       ----------
   Prepaid pension costs                                 $  458,065       $  335,874
                                                         ==========       ==========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $950.6 million and $1.1 billion and vested benefit obligations of $832.4 million and $934.3 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                            1994             1993
                                                         ---------        ---------
Discount rate                                               8.25%            7.50%
Rate of compensation increase                               5.50%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):



                                                            1994             1993
                                                         ---------        ---------
Benefits earned during the year                          $   9,499        $  15,371
Interest cost on accumulated postretirement
   benefit obligations                                      41,828           50,066
Actual return on plan assets                                   749           (1,096)
Amortization of transition obligation                       21,791           30,755
Other - net                                                 (3,616)              --
                                                         ---------        ---------
   Postretirement benefit cost                           $  70,251        $  95,096
                                                         =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $15.9 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):



                                                           1994             1993
                                                        ---------        ---------
Accumulated postretirement benefit obligations
  attributable to:
    Retirees                                            $ 393,439        $ 352,762
    Fully eligible active plan participants                21,187           26,759
    Other active plan participants                        161,123          225,235
                                                        ---------        ---------
Total accumulated postretirement benefit obligations      575,749          604,756
Fair value of plan assets                                  19,244           16,753
                                                        ---------        ---------
Excess of accumulated obligations over plan assets        556,505          588,003
Unrecognized transition obligation                       (379,602)        (463,190)
Unrecognized net loss                                     (21,201)         (54,452)
                                                        ---------        ---------
  Accrued postretirement benefit obligations            $ 155,702        $  70,361
                                                        =========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $5.5 million and the accumulated postretirement benefit obligations at December 31, 1994 by $54.0 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes, among others, include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $72.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $14.4 million, $9.7 million and $6.0 million in 1994-1992, respectively.


                             10.  LEASE COMMITMENTS

The Company has noncancelable leases covering certain land, buildings, office space and equipment that contain varying renewal options for terms up to 24 years. The majority of lease commitments relate to the lease for the centralized GTE Telephone Operations general facilities entered into in 1991. The lease agreement requires rental payments over 30 years (beginning in 1992) sufficient to pay scheduled principal and interest payments for $210 million of Telephone Facility Lease Bonds issued by the lessor. The lease expense is shared by all GTE Telephone operating companies.

Rental expense was $27.2 million, $38.1 million and $39.3 million in 1994-1992, respectively. Minimum rental commitments under noncancelable leases through 1999 do not exceed $11.5 million annually and aggregate $12.8 million thereafter.


                       11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                                           1994                1993
                                                                        -----------        -----------
                                                                         (Thousands of Dollars)
Land                                                                    $    29,850        $    29,777
Buildings                                                                   556,628            532,520
Central office equipment                                                  3,188,290          3,050,436
Outside plant                                                             3,974,419          3,931,612
Other                                                                       849,378            790,960
                                                                        -----------        -----------
  Total property, plant and equipment                                     8,598,565          8,335,305
  Accumulated depreciation                                               (3,818,486)        (3,654,967)
                                                                        -----------        -----------
  Net property, plant and equipment                                     $ 4,780,079        $ 4,680,338
                                                                        ===========        ===========

                            12.  REGULATORY MATTERS

The Company's interstate operations are subject to regulation by the FCC. Intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin.

INTRASTATE SERVICES

The Company provides long distance services within designated geographic areas called Local Access and Transport Areas (LATAs) directly to the customers in their exchanges in conformity with state commission orders. Provisioning of intrastate long distance services by the Company is accomplished by either bill and keep arrangements or by participation with other exchange carriers in settlement arrangements. A portion of intrastate long distance compensation is earned through access rates which are billed to other exchange carriers for completing long distance calls.

On March 13, 1990, the Michigan Public Service Commission (MPSC) authorized an incentive regulation plan for the Company for a four- year trial period. On December 23, 1991, the Governor signed Senate Bill 124 enacting the Michigan Telecommunications Act (MTA). MTA is a four year plan effective January 1, 1992, that replaced the provisions of the existing incentive regulation plan by eliminating rate of return regulation for local exchange carriers (LECs) and providing increased pricing flexibility for all services. However, local service rates were frozen for two years (four years for customers 60 years or older). The Company may request local rate increases in 1995 equal to the Detroit consumer price index less 1%.

On August 18, 1994, the MPSC issued an order approving the Company's application to increase basic exchange rates by 1.81%, which will have an annualized revenue impact of approximately $1.2 million. The rate increase was effective September 1, 1994, and was applied uniformly across all rate components including business and residential customers. Michigan law exempts residential customers 60 years of age or older from the rate increase.

On February 24, 1994, the MPSC issued an order on the rehearing matter of intraLATA 1+ dialing parity. The order requires that intraLATA dialing parity, using one-PIC or two-PIC technology, shall be implemented when the Company is authorized and able to provide interLATA toll service, but no later than January 1, 1996. The Company has appealed the MPSC's order to the Michigan Court of Appeals.

Effective August 10, 1992, the Pennsylvania Public Utility Commission approved rate reductions totaling $8.2 million.

On July 22, 1992, the Illinois Commerce Commission (ICC) issued an order to reduce the Company's rates $12.3 million effective August 14, 1992. This reduction was a result of the legal entity merger filing on July 1, 1992 (see
Note 3).

On April 16, 1993 the Wisconsin Public Service Commission (WPSC) reached a decision in the 1992 rate case proceeding and ordered the Company to reduce its intrastate revenues by $4.4 million, effective April 17, 1993. On May 6, 1993 the Company filed a request for reconsideration of certain aspects of the WPSC's decision. On June 6, 1993 the WPSC denied the Company's request on all issues. On July 2, 1993 the Company filed an appeal with the

Circuit Court in Wisconsin. On May 10, 1994, the Circuit Court denied the Company's appeal on the basis of a technicality. The Court did not examine any of the issues of this case on their merits. In June 1994, the Company filed an appeal of this ruling with the Wisconsin Court of Appeals.

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows LEC's to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the new legislation opens the LEC's local exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. On November 2, 1994, the Company formally notified the Wisconsin Commission that it would elect price cap regulation as of January 1, 1995. On that same date, the Company also filed intrastate access charge reductions of $4.0 million, to be effective January 1, 1995. This reduction is a legislative requirement of those companies electing price cap regulation.

On October 11, 1994, the ICC issued an order in a rate restructuring case to reduce the Company's rates by $1.2 million, effective November 1, 1994. The rate restructuring case combined the Company's customers and former Contel customers under a common rate structure and restructured the Company's rates to bring them closer to underlying costs. The Company also requested and was granted approval to implement a term discount plan for intrastate access charges in Illinois. This plan offers discounted access to interexchange carriers who are willing to commit to specific time periods and usage volumes. The term discount plan will result in a further decrease in revenues of $4.0 million as compared to full price access charges.

On June 10, 1993, the ICC allowed the Company to consolidate depreciation rates of the Company and the former Contel legal entity resulting in a $5 million increase in prescribed depreciation rates effective July 1, 1994. On September 3, 1993, the Indiana Utility Regulatory Commission prescribed new depreciation rates to be effective January 1, 1994 resulting in a $1.7 million decrease in depreciation expense.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $11.1 million effective July 1, 1992 and $19.0 million effective October 2, 1992.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $402.8 million, $404.3 million and $423.0 million, respectively.


                    13.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:

                                                     1994             1993             1992
                                                  ---------        ---------        ---------
                                                             (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                       $(100,784)       $ (70,997)       $(121,653)
  Materials and supplies                             11,748           10,496           13,265
  Prepayments and other current assets                2,435           (5,197)           6,668

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                   18,168          (41,525)          56,863
  Affiliate payables and accruals                   (32,172)           1,258            1,597
  Advanced billings and customer deposits              (806)          (2,024)            (128)
  Accrued liabilities                                39,852           34,800           10,570
  Other                                             (68,725)         (19,913)          11,843
                                                   --------        ---------        ---------
    Total                                         $(130,284)       $ (93,102)       $ (20,975)
                                                  =========        =========        =========

CASH PAID DURING THE YEAR FOR:
  Interest                                        $ 100,037        $ 123,416        $ 122,886
  Income taxes                                      258,789          136,851          166,016

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE North Incorporated:

We have audited the accompanying consolidated balance sheets of GTE North Incorporated (a Wisconsin corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE North Incorporated and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                               MANAGEMENT REPORT


To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.




JOHN C. APPEL
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

a.  Identification of Directors
The names, ages and positions of the directors of the Company as of March 24, 1995 are listed below along with their business experience during the past five years.

                                        Director
      Name                     Age       Since                Business Experience
------------------             ---      -------     -----------------------------
Kent B. Foster                   51      1993        Vice Chairman of the Board of Directors, GTE Corporation, October 1993;
                                                     President, GTE Telephone Operations, 1989; Director, GTE Corporation, 1992;
                                                     Director, all GTE domestic telephone subsidiaries, 1993 and/or 1994; Director,
                                                     BC Telecom, Inc.; Director, Compania Anonima Nacional Telefonos de Venezuela;
                                                     Director, NationsBank of Texas; Director, Dallas Symphony Orchestra.

Richard M. Cahill                56      1993        Vice President - General Counsel, GTE Telephone Operations, 1988; Director, all
                                                     GTE domestic telephone subsidiaries, 1993 and/or 1994; former Director, GTE
                                                     Vantage Incorporated, 1991.

Gerald K. Dinsmore               45      1993        Senior Vice President - Finance and Planning, GTE Telephone Operations, 1994;
                                                     former Vice President - Finance, GTE Telephone Operations, 1993; former Vice
                                                     President - Intermediary Customer Markets, GTE Telephone Operations, 1988;
                                                     former President of all South Area companies, GTE Telephone Operations, 1992;
                                                     Director, GTE Florida Incorporated and GTE South Incorporated, 1992; Director,
                                                     all other GTE domestic telephone subsidiaries, 1993 and/or 1994.

                              Director
      Name              Age     Since                 Business Experience
----------------        ---    -------      -----------------------------                          --
Michael B. Esstman      48      1993        Executive Vice President - Customer Segments, GTE Telephone Operations, 1994;
                                            former Executive Vice President - Operations, GTE Telephone Operations, 1993;
                                            former President and Director of all Central Area companies, GTE Telephone
                                            Operations, 1991; former President, Contel Eastern Region, Telephone Operations
                                            Sector, 1983; Director, AG Communications Systems; Director, all other GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White         48      1993        Executive Vice President - Network Operations, GTE Telephone Operations, 1994;
                                            former Executive Vice President - Telephone Operations, GTE Telephone
                                            Operations, 1993; former Senior Vice President - General Office Staff, GTE
                                            Telephone Operations, 1989; Director, all GTE domestic telephone subsidiaries,
                                            1993 and/or 1994; Director, Quebec - Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any business day in March, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.


b.  Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations (Telops). Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations as of March 24, 1995.

                              Year Assumed
                            Present Position
                           -----------------
                                         the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  -------------------
Kent B. Foster           51   1989       --    President of GTE Telephone
                                                 Operations
John C. Appel (1)        46   1994     1995    President of the Company and
                                                 Senior Vice President -
                                                 Regional Operations of GTE
                                                 Telephone Operations
Mary Beth Bardin (2)     40   1994     1995    Vice President - Public Affairs
                                                 of GTE Telephone Operations
                                                 and the Company

                              Year Assumed
                            Present Position
                           -----------------
                                         the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  -------------------
Clarence F. Bercher      51   1994     1995    President - Consumer Markets of
                                                 GTE Telephone Operations and
                                                 Vice President - Consumer
                                                 Markets of the Company
Richard M. Cahill        56   1989     1995    Vice President - General
                                                 Counsel of GTE Telephone
                                                 Operations and the Company
Robert C. Calafell       53   1993       --    Vice President - Video Services
                                                 of GTE Telephone Operations
Gerald K. Dinsmore       45   1994     1994    Senior Vice President - Finance
                                                 and Planning of GTE Telephone
                                                 Operations and the Company
William M. Edwards, III  46     --     1993    Controller of the Company
Michael B. Esstman       48   1994       --    Executive Vice President -
                                                 Customer Segments of GTE
                                                 Telephone Operations
William A. Griswold      42     --     1994    Vice President - Northeast
                                                 Region of the Company
Bruce E. Haddad          41   1994       --    Senior Vice President -
                                                 International of GTE
                                                 Telephone Operations
Donald A. Hayes          57   1992       --    Vice President - Information
                                                 Technology of GTE Telephone
                                                 Operations
Gregory D. Jacobson      43     --     1994    Treasurer of the Company
Andrew T. Jones          54   1992       --    Vice President - International
                                                 of GTE Telephone Operations
Brad M. Krall            53   1993     1995    Vice President - Centralized
                                                 Operations of GTE Telephone
                                                 Operations and the Company
Michael J. McDonough     45   1994     1995    President - Business Markets
                                                 of GTE Telephone Operations
                                                 and Vice President - Business
                                                 Markets of the Company
Paul E. Miner            50   1993     1995    Vice President - Network
                                                 Operations Support of GTE
                                                 Telephone Operations and the
                                                 Company
Richard L. Schaulin      52   1989     1995    Vice President - Human
                                                 Resources of GTE Telephone
                                                 Operations and the Company
Leland W. Schmidt        61   1989       --    Vice President - Industry
                                                 Affairs of GTE Telephone
                                                 Operations
Charles J. Somes         49     --     1994    Secretary of the Company
Larry J. Sparrow         51   1994     1995    President - Carrier Markets of
                                                 GTE Telephone Operations and
                                                 Vice President - Carrier
                                                 Markets of the Company

                              Year Assumed
                            Present Position
                           -----------------
                                         the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  -------------------
Alex Stadler             44   1994     1995    Vice President - Strategy &
                                                 Technology Planning of GTE
                                                 Telephone Operations and the
                                                 Company
Thomas W. White          48   1994       --    Executive Vice President -
                                                 Network Operations of GTE
                                                 Telephone Operations
William A. Zielke        48     --     1994    Vice President - North Region
                                                 of the Company

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) John C. Appel was elected President replacing Earl A. Goode who was appointed President, GTE Information Services.

(2) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

During 1994, the organizational structure of GTE Telephone Operations was restructured to include 11 regions, eliminating the previous Area management structure.

Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of each individual who served as Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the named executive officers) in 1994 for services in all capacities to the Company and its subsidiary.

                                                                               Long-Term Compensation
                                                                     --------------------------------------------------
                                         Annual Compensation(1)           Awards                      Payouts
                                  ---------------------------------  -----------------          -----------------------
       (a)                  (b)      (c)        (d)       (e)         (f)         (g)            (h)             (i)
                                                                                 Securities
                                                      Other Annual   Restricted  Underlying       LTIP      All Other
Name and Principal                 Salary             Compensation     Stock     Options/        Payouts   Compensation
Position in Group           Year     ($)     Bonus($)     ($)        Awards(#)   SARs(#)         ($)(2)      ($)(3)
------------------          ----  --------   -------- ------------   ----------  ----------      ----------------------
Earl A. Goode (4)           1994  120,723    113,954       --          --         30,900         55,414       4,500
 President                  1993  252,897    162,378       --          --         14,500         38,747       7,587
                            1992  238,674    224,242       --          --             --         70,980       7,160

M. L. Keith, Jr. (5)        1994  105,619     60,312       --          --          5,500             --       4,351
 Area Vice President -      1993  155,301     49,921       --          --          4,000             --       4,659
  Sales                     1992  149,506     67,905       --          --             --             --       4,485

Kent B. Foster              1994  140,393    177,048       --          --        138,100         84,055       4,500
 President                  1993  122,310    112,348       --          --         58,800         24,743       1,374
  GTE Telephone Operations  1992  110,628    129,242       --          --             --         40,238       1,409

William A. Zielke           1994  150,204     66,900       --          --          7,800             --       4,353
 Regional Vice President -  1993  137,504     41,200       --          --          2,700             --       4,125
  General Manager-IN/MI     1992  131,306     55,100       --          --             --             --          --

James D. Blanchard (6)      1994  155,186     51,464       --          --          4,000             --       4,462
 Regional Vice President -  1993  151,885     39,600       --          --          2,700             --       4,557
  General Manager-IL/WI     1992  145,538     55,100       --          --             --             --       4,366

William A. Griswold         1994  132,138     69,200       --          --          7,800             --       3,964
 Regional Vice President -  1993  115,400     39,600       --          --          2,700             --       2,452
  General Manager-OH/PA     1992  101,023     34,800       --          --             --             --          --

(1) Annual Compensation represents the Company's pro rata share, if applicable, of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Goode, Keith, Foster, Zielke, Blanchard and Griswold, for whom allocated amounts are shown above, is $309,683; $316,658; $1,525,508; $217,104; $208,400 and $201,338 for 1994,
      respectively.

(2) 1994 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994 period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single long-term performance measure (return on equity) to a combined measure (return on equity and operating cash flow margin).

(3) All other compensation includes Company contributions to defined contribution plans.

(4) Mr. Goode served as President until July 14, 1994 when he resigned from the Company to become President of GTE Information Services.

(5) Upon the resignation of Mr. Goode on July 14, 1994, Mr. Keith, whose official title remained as Area Vice President - Sales, assumed the additional responsibilities of acting President. Mr. Appel was elected President of the Company in February 1995.

(6) Mr. Blanchard served as Regional Vice President - General Manager - Illinois/Wisconsin until February 1995. In September 1994 he was also appointed General Manager - Customer Operations - Wisconsin Division, GTE Telephone Operations.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to each of the named executive officers of the Company in 1994, whether or not specifically allocated to the Company. The options and SARs were granted under the LTIP. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                               Potential Realizable Value at
                                                                               Assumed Annual Rate of Stock
                                                                                   Price Appreciation For
                                    Individual Grants(1)                                 Option Term
                     ----------------------------------------------------    ---------------------------------
    (a)                  (b)             (c)         (d)           (e)         (f)       (g)           (h)
                                     Percent of
                      Number of     Total Options/
                     Securities     SARs Granted   Exercise
                     Underlying      to All GTE    Or Base
                     Option/SARs    Employees in    Price       Expiration
Name                 Granted (1)    Fiscal Year     ($/SH)         Date         0%         5%           10%
----                 -----------    ------------   --------     ---------    --------  ----------   ----------
Earl A. Goode          30,900          0.75%       $ 32.44       02/16/04    $     --  $  630,134   $1,596,759
M. L. Keith, Jr.        5,500          0.13          32.44       02/16/04          --     112,160      284,213
Kent B. Foster         69,050          1.68          34.44       02/16/04          --   1,270,016    3,430,063
                       69,050          1.68          32.44       02/16/04          --   1,408,116    3,568,163
William A. Zielke       4,000          0.10          32.44       02/16/04          --      81,571      206,700
                        3,800           .09          31.00       09/06/04          --      74,084      187,743
James D. Blanchard      4,000          0.10          32.44       02/16/04          --      81,571      206,700
William A. Griswold     4,000          0.10          32.44       02/16/04          --      81,571      206,700
                        3,800           .09          31.00       09/16/04          --      74,084      187,743


(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

                        AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1994. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) common stock on December 30, 1994.

    (a)                    (b)            (c)                   (d)                           (e)
                                                       Number of Securities         Value of Unexercised
                         Shares                       Underlying Unexercised      In-the-Money Options/SARs
                        Acquired         Value        Options/SARs at FY-End             At FY-End($)
Name                 On Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 --------------   -----------   ------------  --------------  ------------  --------------
Earl A. Goode                   --    $       --         56,733          48,467   $    57,500   $          --
M. L. Keith, Jr.                --            --          8,566           9,634            --              --
Kent B. Foster                  --            --        152,374         210,626            --              --
William A. Zielke               --            --            900           9,600            --              --
James D. Blanchard              --            --          8,300           5,800        30,250              --
William A. Griswold             --            --            900           9,600            --              --

Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE 1991 LTIP provides for awards, currently in the form of stock options with tandem SARs and cash bonuses, to participating employees. The primary purpose of the LTIP is to offer participants an incentive to cause GTE to achieve superior financial performance, thereby helping to assure superior performance for the shareholders. The stock options and tandem SARs awarded under the LTIP to the named executive officers in 1994 are shown in the table on page 40.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. The performance bonuses are paid in cash. Awards for the three-year performance cycle ending in 1994 are based on GTE's financial performance during the relevant cycle as measured by GTE's average return on equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). The Committee views OCFM as an excellent complement to ROE due to its capacity to accurately measure profitable revenue growth, a key determinant of financial strength, especially for high growth businesses. To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance, the Committee established two performance periods - a one-year period to run concurrently with the final year of the three-year ROE performance cycle ending in 1994 and a two-year period to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the two award periods will be based on GTE's performance against ROE and OCFM performance for the one- and two-year periods. Awards for the three-year performance cycle ending in 1996 will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. Seventy-five percent of the award is determined based on ROE performance and 25% of the award is determined based on OCFM performance.

At the time performance targets for the current LTIP cycles are established, a Common Stock Unit account is set up for each participant in the LTIP. An initial dollar amount for each account (target award) is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with practices of other major corporations not involved in the telecommunications industry that have a reputation for excellence, are comparable to GTE in terms of such quantitative measures as revenues, market value and total shareholder return and are viewed as direct competitors for executive talent in the overall labor market as well as GTE's past and projected financial performance. That amount is then divided by the average market price of GTE common stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE common stock. An amount equal to the dividends paid on an equivalent number of shares of GTE common stock is added on each dividend payment date. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE common stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Messrs. Goode, Foster, Zielke and Griswold are the only individuals of the named executive officers eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1994 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   -------------------------------------
       (a)                  (b)          (c)           (d)          (e)         (f)
                                     Performance
                        Number of      Or Other
                      Shares, Units  Period Until
                         Or Other      Maturation
       Name               Rights       Or Payout   Threshold(2)  Target(3)   Maximum(4)
----------------        ---------      ----------  ------------  ---------   ----------
Earl A. Goode           3,800             3 Years       873        4,367
                        1,400             2 Years       316        1,582
                        1,400             1 Year        298        1,488
M. L. Keith, Jr.           --               N/A          --           --
Kent B. Foster         15,400             3 Years     3,701       18,507
                        5,400             2 Years     1,221        6,103
                        5,400             1 Year      1,148        5,739
William A. Zielke         935            28 Months      218        1,090
                          500            16 Months      110          548
James D. Blanchard         --               N/A          --           --
William A. Griswold       935            28 Months      218        1,090
                          500            16 Months      110          548

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 30, 1994. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE common stock.

(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.

(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100% of the target award for ROE and OCFM. If the actual results for one, but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will be at 100% of the target award for that performance measure, and the portion of the award determined by the measure performing at less than 100% will be determined accordingly.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their performance targets, additional bonuses may be earned according to the following schedule:


      Performance Increment Above         Added Percentage
Maximum ROE and OCFM Performance Targets  to Maximum Awards
-----------------------------------------------------------
               First and Second   0.1%           +2%
               Third and Fourth   0.1%           +3%
               Fifth and above    0.1%           +4%

     For example, if average ROE and OCFM performance each exceed the ROE and OCFM target by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Goode and Foster regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event these individuals separate from service and have a "good reason" for leaving or are terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes, but is not limited to, the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

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

In addition, the Agreements with Messrs. Goode and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; ten years if credited service is more than five and not more than ten years; and, if the executive's credited service exceeds ten years, the actual number of credited years of
service.   These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                               PENSION PLAN TABLE

Final Average                                                Years of Service
                              -----------------------------------------------------------------------------
  Earnings                        15              20               25              30                35
------------                  -----------------------------------------------------------------------------
$    150,000                  $  31,532       $  42,042        $  52,553       $   63,063        $   73,574
     200,000                     42,407          56,542           70,678           84,813            98,949
     300,000                     64,157          85,542          106,928          128,313           149,699
     400,000                     85,907         114,542          143,178          171,813           200,449
     500,000                    107,657         143,542          179,428          215,313           251,199
     600,000                    129,407         172,542          215,678          258,813           301,949
     700,000                    151,157         201,542          251,928          302,313           352,699
     800,000                    172,907         230,542          288,178          345,813           403,449
     900,000                    194,657         259,542          324,428          389,313           454,199
   1,000,000                    216,407         288,542          360,678          432,813           509,949
   1,200,000                    259,907         346,542          433,178          519,813           606,449
   1,500,000                    325,157         433,542          541,928          650,313           758,699
   2,000,000                    433,907         578,542          723,178          867,813         1,012,449

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of February 15, 1995, the credited years of service under the plan for Messrs. Goode, Keith, Foster, Zielke, Blanchard and Griswold are 32, 28, 24, 23, 32 and 21, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements, on an unfunded basis, the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Mr. Foster a postretirement life insurance benefit of three times final base salary, Messrs. Zielke and Griswold a postretirement life insurance benefit of two times final base salary, Mr. Keith a postretirement life insurance benefit of one and one-half times final base salary and Mr. Blanchard a postretirement life insurance benefit of one times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for services on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1995:

                                        Name and                             Shares of
     Title                             Address of                            Beneficial            Percent
    of Class                        Beneficial Owner                         Ownership             of Class
    --------                        ----------------                         ----------            --------
    Common Stock of                 GTE Corporation                          978,351                 100%
    GTE North                       One Stamford Forum                       shares of
    Incorporated                    Stamford, Connecticut                    record
                                    06904

(b)  Security Ownership of Management as of December 31, 1994:

     Common Stock of                Name of Director or Nominee(1)(2)                                 No director
     GTE Corporation                ---------------------------------                                 or nominee or
                                    Kent B. Foster                         268,305                    executive
                                    Richard M. Cahill                       36,287                    officer owns
                                    Gerald K. Dinsmore                      41,529                    as much as
                                    Michael B. Esstman                      67,631                    1/10 of
                                    Thomas W. White                        120,994                    1 percent.
                                                                         ---------
                                                                           534,746
                                                                         =========

                                    Executive Officers(1)(2)
                                    ------------------------
                                    Earl A. Goode                           78,545
                                    M. L. Keith, Jr.                        16,541
                                    Kent B. Foster                         268,305
                                    William A. Zielke                        5,187
                                    James D. Blanchard                      22,665
                                    William A. Griswold                      8,078
                                                                         ---------
                                                                           399,321
                                                                         =========

                                    All directors and executive
                                    officers as a group(1)(2)            1,360,713                    Represents
                                                                         =========                    less than 1/5
                                                                                                      of 1 percent
                                                                                                      of outstanding
                                                                                                      common stock.


    (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

    (2) Included in the number of shares beneficially owned by Messrs. Foster, Cahill, Dinsmore, Esstman, White, Goode, Keith, Zielke, Blanchard and Griswold and all directors and executive officers as a group are 214,539; 32,616; 39,499; 46,466; 109,299; 71,866; 13,199;
           3,133; 10,533; 3,133 and 1,041,307 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1994.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).


Item 13.  Certain Relationships and Related Transactions

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)      Financial Statements - See GTE North Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

      (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1994-1992 (as required):

               II - Valuation and Qualifying Accounts

      Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


      (3)      Exhibits - Included in this report or incorporated by reference.

               3* Bylaws. Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively.

               4* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File Nos. 33-50449 and 33-51911).

               27       Financial Data Schedule.


(b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)



--------------------------------------------------------------------------------------------------------------
              Column A                   Column B              Column C               Column D       Column E
--------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                       -----------------------

                                                                                     Deductions
                                        Balance at     Charged        Charged           from        Balance at
                                        Beginning         to          to Other        Reserves       Close of
            Description                  of Year        Income        Accounts        (Note 1)        Year
--------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the year ended:

   December 31, 1994                    $   25,173     $   38,292     $  16,974(2)    $   57,198    $   23,241
                                        ======================================================================

   December 31, 1993                    $   14,332     $   37,577     $  43,926(2)    $   70,662    $   25,173
                                        ======================================================================

   December 31, 1992                    $    5,370     $   31,907     $  19,982(2)    $   42,927    $   14,332
                                        ======================================================================


Accrued restructuring costs
   for the year ended (Note 3):

   December 31, 1994                    $  374,558     $        0     $       0       $  143,509    $  231,049
                                        ======================================================================

   December 31, 1993                    $        0     $  374,558     $       0       $        0    $  374,558
                                        ======================================================================

   December 31, 1992                    $        0     $        0     $       0       $        0    $        0
                                        ======================================================================




-------------------------------------------------
NOTES:

(1)  Charges for purpose for which reserve was created.

(2)  Recoveries of previously written-off amounts.

(3) See Note 2 to the Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        GTE NORTH INCORPORATED
                                                    ----------------------------
                                                             (Registrant)



Date  March 24, 1995                                By      JOHN C. APPEL
                                                        ------------------------
                                                            JOHN C. APPEL
                                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





JOHN C. APPEL               President                             March 24, 1995
------------------------
JOHN C. APPEL               (Principal Executive Officer)



GERALD K. DINSMORE          Senior Vice President - Finance       March 24, 1995
------------------------
GERALD K. DINSMORE            and Planning and Director
                            (Principal Financial Officer)



WILLIAM M. EDWARDS, III     Controller                            March 24, 1995
------------------------
WILLIAM M. EDWARDS, III     (Principal Accounting Officer)



RICHARD M. CAHILL           Director                              March 24, 1995
------------------------
RICHARD M. CAHILL



MICHAEL B. ESSTMAN          Director                              March 24, 1995
------------------------
MICHAEL B. ESSTMAN



KENT B. FOSTER              Director                              March 24, 1995
------------------------
KENT B. FOSTER



THOMAS W. WHITE             Director                              March 24, 1995
------------------------
THOMAS W. WHITE

                                EXHIBIT INDEX
                                -------------


               3* Bylaws. Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively.

               4* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File Nos. 33-50449 and 33-51911).

               27       Financial Data Schedule.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.