Form 10-Q
period 1995-03-31
GTE NORTH INC
filed 1995-05-11
CIK 40867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1995

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
     Exchange Act of 1934


For the transition period from                        to


Commission File Number:  0-1210


                             GTE NORTH INCORPORATED
         (Exact name of registrant as specified in its charter)

           WISCONSIN                                           35-
1869961
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)


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

                                                            YES X
NO

The Company had 978,351 shares of $1,000 stated value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.


PART I.  FINANCIAL INFORMATION


GTE NORTH INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                           March
31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                          $   263,519
$   250,193
  Network access services                             263,211
246,358
  Long distance services                               94,722
102,681
  Equipment sales and services                         27,985
33,412
  Other                                                30,342
36,986

                                                      679,779
669,630


OPERATING EXPENSES:
  Cost of sales and services                          129,254
139,774
  Depreciation and amortization                       140,642
126,696
  Marketing, selling, general and
    administrative                                    195,151
203,509

                                                      465,047
469,979

  Net operating income                                214,732
199,651


OTHER (INCOME) DEDUCTIONS:
  Interest expense                                     29,097
28,148
  Other - net                                            (365)
(82)


INCOME BEFORE INCOME TAXES                            186,000
171,585


INCOME TAXES                                           70,045
64,498


NET INCOME                                        $   115,955
$   107,087

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.





- -1-
GTE NORTH INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

Net income was $ 116.0 and $107.1 for the three months ended March 31, 1995 and 1994 respectively, reflecting an increase of 8% or $8.9. The increase is primarily due to higher operating revenues, primarily network access services revenues and local network services revenues, and cost savings generated from the Company's re-engineering plan, partially offset by an increase in depreciation expense.

  OPERATING REVENUES

Operating revenues were $679.8 and $669.6 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 2% or $10.2.

Local network service revenues were $263.5 and $250.2 for the three months ended March 31, 1995 and 1994 respectively, reflecting an increase of 5% or $13.3. The increase is primarily due to continued customer growth as reflected by a 4% increase in access lines, which generated $7.4 in additional revenues, and increased revenues of approximately $6.3 related to optional extended area service calling plans, E911 surcharges and custom calling features.

Network access services revenues were $263.2 and $246.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 7% or $16.8. The increase is primarily due to a 10% increase in minutes of use, which generated $21.9 in additional revenues. The increase is partially offset by rate reductions of $7.0 associated with an Illinois rate case, the Wisconsin price cap and voluntary price reductions.

Long distance service revenues were $94.7 and $102.7 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 8% or $8.0. The decrease is primarily due to a decline in toll message volume, which generated a revenue reduction of $5.1, rate reductions of approximately $1.5 and lower revenues of $1.1 associated with growth in extended area service calling plans.

Equipment sales and services were $28.0 and $33.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 16% or $5.4. The decrease is due to a $5.8 reduction in billing and collection services revenue, partially offset by a $1.0 increase in revenues derived from sales of Radio Paging services.

Other operating revenues were $30.3 and $37.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 18% or $6.7. The decrease is primarily due to a $3.6 reduction in directory revenues, attributable to the timing of directory publications and a decline in directory revenues in Wisconsin, and a $2.1 decrease in revenues from shared facilities.

- -2-
GTE NORTH INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES

Operating expenses were $465.0 and $470.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 1% or $5.0. The decrease primarily reflects a $28.9 decline in labor and benefit costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994. These decreases were partially offset by a $13.9 increase in depreciation, primarily due to rate adjustments in Illinois and Michigan and increased plant balances, and increased software costs of $11.1.

  OTHER DEDUCTIONS

Income taxes were $70.0 and $64.5 for the three months ended
March 31, 1995 and 1994, respectively, reflecting an increase of 9% or $5.5. The increase is primarily due to corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet operating requirements for construction of plant, modernization of facilities, payment of dividends and funding of its re-engineering plan. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995, a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operations of $369.1 compared to $287.6 for the same period in 1994. The increase is primarily due to the favorable timing of collection of accounts receivable and the payment of accounts payable, as well as improved operating results.

The Company's capital expenditures during the first three months of 1995 were $114.8 compared to $105.5 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines, modernization of current facilities and provisioning for new products and services. The Company's construction costs in 1995 are expected to increase slightly from the capital expenditures of $656.4 incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber-optic networks.

Cash used in financing activities was $270.7 for the first three months of 1995 compared to $158.5 for the same period in 1994. This included dividend payments of $54.8 in the first quarter of 1995 compared to $9.7 for the same period in 1994 and decreases in short-term debt and affiliate notes of $215.1 in the first quarter of 1995 compared to $595.9 for the same period in 1994.


- -3-
GTE NORTH INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $374.6, which reduced net income by $230.8, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $166.6 have been made since inception of the re-engineering plan, including $23.1 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $208.0 remains in the restructuring reserve, of which $92.4 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

On February 24, 1994, the Michigan Public Service Commission
(MPSC) issued an order on the rehearing matter of intraLATA 1+ dialing parity. The order requires that intraLATA dialing parity shall be implemented no later than January 1, 1996. On March 10, 1995, the MPSC issued an order detailing the procedures to implement intraLATA dialing parity. The Company has appealed the MPSC's order to the Michigan Court of Appeals.






- -4-
GTE NORTH INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


On March 1, 1995, the Company filed a package of proposed access, toll and local rate reductions with the Public Utilities Commission of Ohio (PUCO) in the amount of $22.0 on an annual basis. The Company's proposal also included a commitment to eliminate multi-party services by 1998 and to install digital switches in all exchanges by 1999. On April 13, 1995, the PUCO approved the Company's proposal in its entirety.













































- -5-
GTE NORTH INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                            $    13,889
$    30,373
  Receivables, less allowances of
    $28,047 and $23,241, respectively                 494,518
631,222
  Materials and supplies                               32,145
29,201
  Deferred income tax benefits                         51,970
94,535
  Prepayments and other                                83,521
61,233
    Total current assets                              676,043
846,564






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                     8,689,968
8,598,565
  Accumulated depreciation                         (3,936,045)
(3,818,486)
    Net property, plant and equipment               4,753,923
4,780,079






PREPAID PENSION COSTS                                 471,460
458,065






OTHER ASSETS                                           45,754
35,305






    TOTAL ASSETS                                  $ 5,947,180
$ 6,120,013

See Notes to Condensed Consolidated Financial Statements.




- -6-
GTE NORTH INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    March 31,
December 31,
                                                      1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities   $   115,598
$   296,898
  Accounts payable                                    145,413
194,279
  Accrued taxes                                       207,612
143,889
  Accrued interest                                     23,904
25,589
  Accrued payroll and vacations                       127,880
127,662
  Accrued dividends                                    77,094
54,507
  Accrued restructuring costs and other               236,249
252,643
    Total current liabilities                         933,750
1,095,467



LONG-TERM DEBT                                      1,348,993
1,365,781



DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                   1,242,588
1,275,492



PREFERRED STOCK, subject to
  mandatory redemption                                 18,616
18,616



SHAREHOLDERS' EQUITY:
  Preferred stock                                      29,033
29,033
  Common stock                                        978,351
978,351
  Other capital                                        43,018
43,018
  Reinvested earnings                               1,352,831
1,314,255
    Total shareholders' equity                      2,403,233
2,364,657






    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 5,947,180
$ 6,120,013

See Notes to Condensed Consolidated Financial Statements.



- -7-
GTE NORTH INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                           March
31,
                                                      1995
1994
                                                     (Thousands
of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   115,955
$   107,087
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                   140,642
126,696
      Deferred income taxes and investment
        tax credits                                    15,545
16,081
      Provision for uncollectible accounts              8,318
7,815
      Changes in current assets and current
        liabilities                                    97,578
51,072
      Other - net                                      (8,926)
(21,170)
      Net cash from operating activities              369,112
287,581



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (114,847)
(105,546)
      Cash used in investing activities              (114,847)
(105,546)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                    --
447,093
  Long-term debt retired                                 (860)
- --
  Dividends paid to shareholders                      (54,792)
(9,677)
  Net change in affiliate notes                       (17,697)
2,181
  Decrease in short-term debt                        (197,400)
(598,075)
      Net cash used in financing activities          (270,749)
(158,478)


  Increase (decrease) in cash                         (16,484)
23,557


  Cash at beginning of period                          30,373
5,722


  Cash at end of period                           $    13,889
$    29,279

See Notes to Condensed Consolidated Financial Statements.







- -8-
GTE NORTH INCORPORATED AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































- -9-
GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

       (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































- -10-
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                             GTE NORTH
INCORPORATED
                                                  (Registrant)






Date:  May 11, 1995                          WILLIAM M. EDWARDS,
III
                                             WILLIAM M. EDWARDS,
III
                                                   Controller
                                            (Chief Accounting
Officer)





























- -11-