Form 10-Q
period 1995-06-30
GTE NORTH INC
filed 1995-08-09
CIK 40867

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended    June 30, 1995

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


For the transition period from                     to


Commission File Number:0-1210


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

                                                            YES X   NO

The Company had 978,351 shares of $1,000 stated value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $  266,839   $  260,497    $  530,358   $  510,690
  Network access services           269,049      265,199       532,260      511,557
  Long distance services             91,199       92,226       185,921      194,907
  Equipment sales and services       27,973       32,869        55,958       66,281
  Other                              41,395       30,669        71,737       67,655

                                    696,455      681,460     1,376,234    1,351,090


OPERATING EXPENSES:
  Cost of sales and services        131,523      146,074       260,777      285,848
  Depreciation and amortization     139,608      129,422       280,250      256,118
  Marketing, selling, general
    and administrative              193,880      214,631       389,031      418,140

                                    465,011      490,127       930,058      960,106

  Net operating income              231,444      191,333       446,176      390,984


OTHER (INCOME) DEDUCTIONS:
Interest expense                     28,550       27,250        57,647       55,398
Other - net                             432          (93)           67         (175)


INCOME BEFORE INCOME TAXES          202,462      164,176       388,462      335,761


INCOME TAXES                         73,238       61,622       143,283      126,120


NET INCOME                       $  129,224   $  102,554    $  245,179   $  209,641



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.


                                         1
                   GTE NORTH INCORPORATED AND SUBSIDIARY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Net income                  $  129.2  $  102.6   $  245.2  $  209.6

Net income increased 26% or $26.6 and 17% or $35.6 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The increase is primarily due to higher operating revenues, primarily local network and network access services revenues, settlement gains and lower operating expenses reflecting cost savings generated from the Company's re-engineering plan, partially offset by an increase in depreciation expense.

  OPERATING REVENUES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Local network services      $  266.8  $  260.5   $  530.3  $  510.7
     Network access services        269.1     265.2      532.3     511.6
     Long distance services          91.2      92.2      185.9     194.9
     Equipment sales & services      28.0      32.9       56.0      66.3
     Other                           41.4      30.7       71.7      67.6
       Total operating revenues  $  696.5  $  681.5   $1,376.2  $1,351.1

Operating revenues increased 2% or $15.0 and 2% or $25.1 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 2% or $6.3 and 4% or $19.6 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Access lines increased 4% for the three months and six months ended June 30, 1995. This growth generated additional revenues of $7.4 and $14.8, respectively. The three month and six month increases are also due to a $1.5 and $4.2 growth in custom calling features (e.g. SmartCall (Trademark), CLASS services, etc.).









                                         2
                   GTE NORTH INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues increased 1% or $3.9 for the three months and increased 4% or $20.7 for the six months ended June 30, 1995 compared to the same periods in 1994. Minutes of use increased 9% for the three months and six months ended June 30, 1995, compared to the same periods in 1994. These increases generated additional revenues of $10.0 and $26.0, respectively. The three month and six month increases are also due to $2.3 and $5.0 in higher end user access charges revenues associated with growth in access lines, partially offset by a reduction in interstate access revenues associated with price reductions of $8.0 and $15.5.

Long distance services revenues decreased 1% or $1.0 and 5% or $9.0 for the three months and six months ended June 30, 1995, respectively, compared to the same period in 1994. The six month decrease is primarily due to a decline in toll message volume, which generated a revenue reduction of $7.1, and rate reductions of approximately $2.0.

Equipment sales and services revenues decreased 15% or $4.9 and 16% or $10.3 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The decreases are primarily due to a $4.1 and $9.9 reduction in billing and collection services revenues.

Other operating revenues increased 35% or $10.7 for the three months and increased 6% or $4.1 for the six months ended June 30, 1995 compared to the same periods in 1994. The three month increase is primarily due to a $6.1 reduction in the provision for end user uncollectibles and a $7.1 increase in revenues from shared facilities. The six month increase is primarily due to a $5.4 reduction in the provision for end user uncollectibles and a $5.2 increase in revenues from shared facilities, partially offset by a $5.2 reduction in directory revenues, attributable to the timing of directory publications and a decline in directory revenues in Wisconsin.

  OPERATING EXPENSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Operating expenses          $  465.0  $  490.1   $  930.1  $  960.1

Operating expenses decreased 5% or $25.1 and 3% or $30.0 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily the result of lower cost of sales and services and marketing, selling, general, and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation expense.




                                         3
                   GTE NORTH INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The three month decrease is primarily due to lower labor and benefits costs of $8.7, a decline in data processing costs of 20.4, a decrease in software costs of $3.3, lower employee business expenses of $4.4, a $2.0 decrease in telecommunications expenses, and $10.5 of settlement gains recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. These decreases were partially offset by increases in depreciation of $10.2, primarily due to rate adjustments in Illinois and Michigan and increased plant balances, higher contractor expenses of $6.7, and increases of $4.9 in sales incentive costs.

The six month decrease is primarily due to lower labor and benefits costs of $37.6, a decline in data processing costs of $35.9, lower telecommunications expenses of $11.6, and the $10.5 of settlement gains mentioned above. These decreases are partially offset by increases in depreciation of $24.1 primarily due to rate adjustments in Illinois and Michigan and increased plant balances, higher contractor expenses of $20.9, increased sales incentive costs of $6.3, higher postage of $6.3, a $5.6 increase in employee business expenses, and higher software costs of $3.0.

    OTHER DEDUCTIONS

Income taxes were $73.2 for the three months and $143.3 for the six months ended June 30, 1995 compared to $61.6 and $126.1 for the same periods in 1994. Income taxes increased 19% or $11.6 and 14% or $17.2 for the three months and six months ended June 30, 1995, as compared to the same periods in 1994. These increases are primarily due to corresponding increases in pretax income, partially offset by adjustments to prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at June 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first six months of 1995 was cash from operations of $408.4 compared to $484.2 for the same period in 1994. The year-to-year decrease in cash from operations is the result of an increase in working capital, partially offset by improved results from operations.





                                         4
                   GTE NORTH INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The Company's capital expenditures during the first six months of 1995 were $263.2 compared to $274.3 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services. The Company's construction costs in 1995 are expected to increase slightly from the capital expenditures of $656.4 incurred during 1994, reflecting the Company's expanding network and the replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $155.5 during the first six months of 1995 compared to $163.3 for the same period in 1994. This included dividend payments of $132.2 during the first six months of 1995 compared to $10.3 for the same period in 1994 and decreases in short-term debt of $21.0 during the first six months of 1995 compared to $598.1 for the same period in 1994. The Company also issued $447.4 of long-term debt during the first six months of 1994.

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

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $209.1 have been made since inception of the re-engineering plan, including $65.5 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $165.5 remains in the restructuring reserve, of which $89.9 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.













                                         5
                   GTE NORTH INCORPORATED AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

   Tariff                Productivity           Sharing Parameters
   Entity                   Factor           50%               100%
   Michigan                   4.0%       12.25-13.25% ROR  Over 13.25% ROR

   Illinois, Indiana,         5.3%       None              None
     Ohio, Pennsylvania,
     Wisconsin

Under the interim rules, the Company filed tariffs to reduce rates by $34.1 annually, effective August 1, 1995. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

On April 7, 1995, the Illinois Commerce Commission (ICC) issued its order in the Ameritech Customer First Plan (CFP) authorizing Ameritech Corporation to file tariffs for unbundled services, terms and conditions of interconnection and other matters. In addition, the ICC directed that proceedings be initiated to address the following: (1) termination of the Primary Toll Carrier (PTC) arrangements; (2) resale restrictions and the role of resellers in exchange competition; (3) regulatory rules applicable to new LECs; (4) preservation of Universal Service; and (5) number portability. These rulemakings will have dramatic impacts to the Company as the rules for local competition are finalized. Workshops are progressing on certain issues and the ICC Staff will initiate a docket to review comprehensive standards and rules to be applicable to the new LECs. An interim ruling was made in the above mentioned CFP Order that incumbent LEC's "obligation to serve" will be enforced during the transition to a competitive market.






                                         6
                   GTE NORTH INCORPORATED AND SUBSIDIARY

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

On February 24, 1994, the Michigan Public Service Commission (MPSC) issued an order on the rehearing matter of intraLATA 1+ dialing parity. The order requires that intraLATA dialing parity shall be implemented no later than January 1, 1996. On March 10, 1995, the MPSC issued an order detailing the procedures to implement intraLATA dialing parity. The Company has appealed the MPSC's orders to the Michigan Court of Appeals.
In anticipation of intraLATA 1+ competition, the Company filed a Section 203 Rate Restructuring Filing with the MPSC. The filing was made primarily to seek a local rate offset of $18.0 million for competitive intraLATA toll rate reductions. A decision is expected in January 1996.

LECs have been under price cap regulation in the state of Michigan since January 1, 1992. Legislation that established this form of regulation sunsets December 31, 1995. The future mode of regulation for Michigan LECs is currently under review by the Michigan legislature.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of
LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No.71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.
                                         7
                   GTE NORTH INCORPORATED AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                                  June 30,     December 31,
                                                    1995           1994
                                                  (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                          $    20,116    $    30,373
  Receivables, less allowances
    of $23,242 and $23,241, respectively            573,389        631,222
  Materials and supplies                             36,232         29,201
  Deferred income tax benefits                       43,236         94,535
  Prepayments and other                              88,857         61,233
    Total current assets                            761,830        846,564






PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                   8,756,758      8,598,565
  Accumulated depreciation                       (4,001,254)    (3,818,486)
    Net property, plant and equipment             4,755,504      4,780,079






PREPAID PENSION COSTS                               507,220        458,065






OTHER ASSETS                                         56,454         35,305





    TOTAL ASSETS                                $ 6,081,008    $ 6,120,013





See Notes to Condensed Consolidated Financial Statements.


                                         8
                   GTE NORTH INCORPORATED AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  June 30,     December 31,
                                                    1995           1994
                                                  (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities $   291,534    $   296,898
  Accounts payable                                  125,230        194,279
  Accrued taxes                                     136,149        143,889
  Accrued payroll and vacations                      23,511         25,589
  Accrued interest                                  124,820        127,662
  Accrued dividends                                  85,262         54,507
  Accrued restructuring costs and other             244,081        252,643
    Total current liabilities                     1,030,587      1,095,467



LONG-TERM DEBT                                    1,347,406      1,365,781



RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             878,489        895,962
  Employee benefit obligations                      230,904        187,707
  Restructuring costs and other                     128,937        191,823
    Total reserves and deferred credits           1,238,330      1,275,492



PREFERRED STOCK, subject to
  mandatory redemption                               17,684         18,616



SHAREHOLDERS' EQUITY:
  Preferred Stock                                    29,033         29,033
  Common stock                                      978,351        978,351
  Other capital                                      43,110         43,018
  Reinvested earnings                             1,396,507      1,314,255
    Total shareholders' equity                    2,447,001      2,364,657



    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 6,081,008    $ 6,120,013



See Notes to Condensed Consolidated Financial Statements.


                                         9
                   GTE NORTH INCORPORATED AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                          June 30,
                                                    1995           1994
                                                   (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   245,179    $   209,641
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                 280,250        256,118
      Deferred income taxes and investment
        tax credits                                  30,752          6,478
      Provision for uncollectible accounts           18,278         21,995
      Changes in current assets and
        current liabilities                        (126,900)       (24,199)
      Other - net                                   (39,128)        14,136
      Net cash from operating activities            408,431        484,169



CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (263,197)      (274,319)
      Cash used in investing activities            (263,197)      (274,319)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt issued                                  --        447,443
  Long-term debt and preferred stock retired         (2,314)        (4,535)
  Dividends paid to shareholders                   (132,167)       (10,344)
  Net change in affiliate notes                         --           2,181
  Decrease in short-term debt                       (21,010)      (598,075)
      Net cash used in financing activities        (155,491)      (163,330)


  Increase (decrease) in cash                       (10,257)        46,520

  Cash at beginning of period                        30,373          5,722

  Cash at end of period                         $    20,116    $    52,242







See Notes to Condensed Consolidated Financial Statements.




                                        10
                   GTE NORTH INCORPORATED AND SUBSIDIARY

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




































                                        11
                  GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

       (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                        12



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                             GTE NORTH INCORPORATED
                                                  (Registrant)






Date:  August 9, 1995                        WILLIAM M. EDWARDS, III
                                             WILLIAM M. EDWARDS, III
                                                   Controller
                                            (Chief Accounting Officer)




























                                        13