Form 10-Q
period 1995-09-30
GTE NORTH INC
filed 1995-10-31
CIK 40867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended      September 30, 1995
                    ------------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number:     0-1210
                        --------------------------------------------------------

                            GTE NORTH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                            35-1869961
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I. R. S. Employer
 Incorporation or organization)                             Identification No.)


600 Hidden Ridge, HQE04B12 - Irving, Texas                        75038
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code      214-718-5600
                                                   -----------------------------


--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)


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

The Company had 978,351 shares of $1,000 stated value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                -------------------------         -------------------------
                                                  1995             1994             1995             1994
                                                --------         --------         --------         --------
                                                                    (Thousands of Dollars)
Operating revenues:
Local network services                          $274,530         $261,613         $804,888         $772,303
Network access services                          260,654          262,728          792,914          774,285
Long distance services                            93,158          105,070          279,079          299,977
Equipment sales and services                      44,606           38,492          100,564          104,773
Other                                             36,337           35,138          108,074          102,793
                                                --------         --------         --------         --------
                                                 709,285          703,041        2,085,519        2,054,131
                                                --------         --------         --------         --------

Operating expenses:
Cost of sales and services                       269,139          269,141          749,380          791,369
Depreciation and amortization                    140,783          138,176          421,033          394,294
Selling, general and administrative               88,860           38,223          259,842          221,508
                                                --------         --------         --------         --------
                                                 498,782          445,540        1,430,255        1,407,171
                                                --------         --------         --------         --------

Net operating income                             210,503          257,501          655,264          646,960
                                                --------         --------         --------         --------

Interest expense - net                            29,963           27,239           86,262           80,937
                                                --------         --------         --------         --------

Income before income taxes                       180,540          230,262          569,002          566,023

Income taxes                                      66,527           85,679          209,810          211,799
                                                --------         --------         --------         --------

Net income                                      $114,013         $144,583         $359,192         $354,224
                                                ========         ========         ========         ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     -----------------------           -----------------------
                                                     1995             1994             1995             1994
                                                     ----             ----             ----             ----
Net income                                           $114.0           $144.6           $359.2           $354.2

Net income decreased 21% or $30.6 and increased 1% or $5.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three month decrease is primarily due to settlement gains of $62.0 recorded in the third quarter of 1994 which resulted from lump-sum payments from the Company's pension plans, partially offset by higher operating revenues, primarily local network and equipment sales and services revenues. The nine month increase is primarily due to higher operating revenues, primarily local network and equipment sales and services revenues and settlement gains of $10.5 recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. The nine month increase is partially offset by the above mentioned $62.0 of pension settlement gains recorded in the third quarter of 1994 and an increase in depreciation expense.

  OPERATING REVENUES

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
Local network services                               $274.5           $261.6           $804.9           $772.3
Network access services                               260.7            262.7            792.9            774.3
Long distance services                                 93.2            105.1            279.1            300.0
Equipment sales & services                             44.6             38.5            100.5            104.7
Other                                                  36.3             35.1            108.1            102.8
                                                   --------         --------         --------         --------
   Total operating revenues                          $709.3           $703.0         $2,085.5         $2,054.1


Operating revenues increased 1% or $6.3 and 2% or $31.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 5% or $12.9 and 4% or $32.6 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The number of access lines increased 4% for the three and nine months ended September 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $9.0 and $23.8, respectively. The three and nine month increases are also due to a $3.3 and $9.4 growth in revenues from enhanced custom calling features (e.g. SmartCall(Trademark), CLASS Services, etc.), and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one phone line. These increases are also due to growth of $2.1 and $3.2 in E911 revenues and higher extended area service revenues of $0.7 and $1.9. These increases are partially offset by a $0.7 and $1.9 decline in revenues associated with rate reductions.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Network access services revenues decreased less than 1% or $2.0 for the three months and increased 2% or $18.6 for the nine months ended September 30, 1995, compared to the same periods in 1994. The three month decrease is primarily due to lower interstate revenues of $11.2 associated with price reductions, partially offset by a 4% increase in minutes of use, which generated $5.0 in additional revenues, a $2.6 increase in private line revenues and higher revenues of $1.3 due to end user access charge revenues associated with growth in access lines. The nine month increase is primarily due to a 7% increase in minutes of use, which generated $31.0 of additional revenues, a $6.3 increase in end user access charge revenues associated with growth in access lines and a $2.6 growth in private line revenues.

Long distance services decreased 11% or $11.9 and 7 % or $20.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month decreases are primarily due to a decline in toll message volume, which resulted in revenue reductions of $4.3 and $11.4, respectively. These decreases are also due to price reductions of $3.0 and $6.7, respectively, and lower revenues of $0.7 and $1.9 due to increased extended area service revenues mentioned above in the discussion of local network services revenues.

Equipment sales and services revenues increased 16% or $6.1 for the three months and decreased 4 % or $4.2 for the nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three month increase is primarily due to $8.0 of additional Telephone Sales and Services (TSS) revenues generated from the sale of products and services previously marketed through GTE Telecom Marketing Incorporated (TMC). See the Notes to Condensed Consolidated Financial Statements for further discussion. The three month increase is also due to higher revenues of $3.3 from business equipment sales, primarily private branch exchange phone systems sales and the associated maintenance contracts, and growth of $3.3 in voice messaging and Radio Paging revenues, partially offset by a $5.9 reduction in billing and collection revenues. The nine month decrease is primarily due to a $16.3 reduction in billing and collection revenues, partially offset by $8.0 of additional TSS revenues mentioned above and a $3.7 growth in revenues from voice messaging and Radio Paging.

Other operating revenues increased 3 % or $1.2 and 5 % or $5.3 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These three and nine month increases are primarily due to a $2.4 and $7.8, respectively, reduction in the provision for uncollectibles, partially offset by a $1.7 and $3.6, respectively, reduction in directory revenues attributable to the timing of directory publications.

  OPERATING EXPENSES

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     -----------------------         -------------------------
                                                      1995             1994            1995             1994
                                                     ------           ------         --------         --------
Operating expenses                                   $498.8           $445.5         $1,430.2         $1,407.2

Operating expenses increased 12 % or $53.3 and 2 % or $23.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

The three month increase is primarily due to $62.0 of settlement gains recorded in the third quarter of 1994 which resulted from lump-sum payments from the Company's pension plans, higher contractor costs of $9.0, a $3.0 increase in postage costs and a $2.6 increase in depreciation primarily related to rate adjustments and plant balance changes. These increases were partially offset by a $25.7 decrease in data processing costs and $4.5 of lower labor and benefit costs, reflecting reductions in workforce associated with the Company's re-engineering plan.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The nine month increase is primarily due to $62.0 of pension settlement gains discussed above recorded in the third quarter of 1994, $32.9 of higher contract or costs, a $26.7 increase in depreciation primarily due to rate adjustments and changes in plant balances, higher postage costs of $9.6 and a $6.5 increase in pole rental costs. These increases were partially offset by a $61.6 decline in data processing costs, $42.1 of lower labor and benefit costs, reflecting reductions in workforce associated with the Company's re-engineering plan and $10.5 of settlement gains recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans.

 OTHER DEDUCTIONS

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                    -------------------------         -------------------------
                                                      1995             1994             1995             1994
                                                    --------         --------         --------         --------
Interest expense-net                                  $30.0            $27.2            $86.3            $80.9
Income taxes                                           66.5             85.7            209.8            211.8

Interest expense-net increased 10% or $2.8 and 7% or $5.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to higher average commercial paper levels and higher average short-term interest rates.

Income taxes decreased 22% or $19.2 and 1% or $2.0 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three month decrease is primarily due to a corresponding decrease in pretax income. The nine month decrease is primarily due to adjustments to prior years' tax liabilities, partially offset by a corresponding increase in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at September 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first nine months of 1995 was cash from operations of $666.2 compared to $749.4 for the same period in 1994. The year-to-year decrease in cash from operations is primarily the result of an increase in working capital, partially offset by improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1995 were $408.0 compared to $428.4 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $656.4 incurred during 1994.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



On August 30, 1995 the Company purchased certain assets from GTE Telecom Marketing Incorporated (TMC), an affiliated non-regulated telephone sales and services company, for $5.2. The Company used cash from operations to fund the purchase.

Cash used in financing activities was $243.7 during the first nine months of 1995 compared to $260.7 for the same period in 1994. This included dividend payments of $217.7 in the first nine months of 1995 compared to $95.8 for the same period in 1994 and an increase in short-term debt of $28.6 in the first nine months of 1995 compared to a decrease of $598.1 for the same period in 1994. The Company retired $54.6 of long-term debt and preferred stock during the first nine months of 1995 compared to $13.8 for the same period in 1994. The Company also issued $447.0 of long-term debt in the first nine months of 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $374.6, which reduced net income by $230.8, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $238.6 have been made since inception of the re-engineering plan, including $95.0 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re- engineering plan as originally reported. As of September 30, 1995, $136.0 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options required an increase to the 3.3% productivity factor elected by the Company since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

                                                                           Sharing Parameters
             Tariff                          Productivity       ----------------------------------------
             Entity                             Factor                 50%                    100%
   -------------------------                -------------       ----------------         ---------------
   Michigan                                      4.0%           12.25-13.25% ROR         Over 13.25% ROR

   Illinois, Indiana, Ohio,                      5.3%           None                     None
     Pennsylvania, Wisconsin

Under the interim rules, the Company filed tariffs to reduce rates by $34.1 annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995 the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

On April 7, 1995 the Illinois Commerce Commission (ICC) issued its order in the Ameritech Customer First Plan (CFP) authorizing Ameritech Corporation to file tariffs for unbundled services, terms and conditions of interconnection and other matters. In addition, the ICC directed that proceedings be initiated to address the following: (1) termination of the Primary Toll Carrier (PTC) arrangements; (2) resale restrictions and the role of resellers in exchange competition; (3) regulatory rules applicable to new LECs; (4) preservation of Universal Service; and (5) number portability. An interim ruling was made in the above mentioned CFP Order that incumbent LEC's "obligation to serve" will be enforced during the transition to a competitive market. On October 3, 1995 the Company was ordered to implement intraLATA 1+ dialing parity within six months of a bona fide request (BFR) or by November 1, 1996 whichever is later. The Company was also ordered to unbundle loops and ports within 180 days after receiving a BFR. This order effectively results in local competition. At this time no LECs have requested a facility-based certification for local service in any of the Company's Illinois operating areas.

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

On February 24, 1994, the Michigan Public Service Commission (MPSC) issued an order on the rehearing matter of intraLATA 1+ dialing parity. The order requires that intraLATA dialing parity shall be implemented no later than January 1, 1996. On March 10, 1995, the MPSC issued an order detailing the procedures to implement intraLATA dialing parity. The Company has appealed the MPSC's orders to the Michigan Court of Appeals. In anticipation of intraLATA 1+ competition, the Company filed a proposal with the MPSC to restructure rates. The filing was made primarily to seek a local rate increase of $18.0 million for competitive intraLATA toll rate reductions. On October 6, 1995, all parties to the filing signed a stipulation that would allow for local rates to be increased by $12.9 to offset toll rate decreases of at least $12.9. The Company intends to reduce toll rates by $18.0. A commission order following the stipulation is expected by November 1995.

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

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


On March 2, 1995, the Company filed its infrastructure plan with the Public Service Commission (PSC) of Wisconsin. The plan was filed in compliance with the 1994 legislation allowing LECs to elect price regulation. The Company stated that it would make capital investments within the range of $235-$290 over a six year period (1995-2000). The actual amount spent will depend on the demand for new services such as Frame Relay, ISDN and Video Broadband services. The plan also stated that the Company would provide schools and public libraries with credits towards the purchase of GTE provided enhanced services. On May 23, 1995, the PSC of Wisconsin approved the plan as filed, which completes the approval process to operate under the alternative price regulation plan established by the Wisconsin legislature. The Company will meet with the PSC staff on a quarterly basis to facilitate monitoring of the plan.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $1,000 and $1,300. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            September 30,          December 31,
                                                                                1995                  1994
                                                                             ----------            ---------
                                                                                (Thousands of Dollars)
Current assets:
Cash                                                                            $39,935               $30,373
Receivables, less allowances
of $27,214 and $23,241, respectively                                            584,031               631,222
Materials and supplies                                                           47,012                29,201
Deferred income tax benefits                                                     40,009                94,535
Prepayments and other                                                            85,788                61,233
                                                                             ----------            ----------
Total current assets                                                            796,775               846,564
                                                                             ----------            ----------

Property, plant and equipment:
Original cost                                                                 8,840,068             8,598,565
Accumulated depreciation                                                     (4,064,834)           (3,818,486)
                                                                             ----------            ----------
Net property, plant and equipment                                             4,775,234             4,780,079
                                                                             ----------            ----------

Prepaid pension costs                                                           531,836               458,065
                                                                             ----------            ----------

Other assets                                                                     66,440                35,305
                                                                             ----------            ----------

Total assets                                                                 $6,170,285            $6,120,013
                                                                             ==========            ==========



See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             September 30,          December 31,
                                                                                  1995                  1994
                                                                               ----------            ----------
                                                                                 (Thousands of Dollars)
Current liabilities:
Short-term debt, including current maturities                                   $317,756              $296,898
Accounts payable                                                                 161,321               194,279
Accrued taxes                                                                    123,588               143,889
Accrued payroll and vacations                                                    151,150               127,662
Accrued interest                                                                  24,097                25,589
Accrued dividends                                                                 76,876                54,507
Accrued restructuring costs and other                                            248,236               252,643
                                                                              ----------            ----------
Total current liabilities                                                      1,103,024             1,095,467
                                                                              ----------            ----------

Long-term debt                                                                 1,318,615             1,365,781
                                                                              ----------            ----------
Reserves and deferred credits:
Deferred income taxes                                                            891,766               895,962
Employee benefit obligations                                                     246,483               187,707
Restructuring costs and other                                                    108,912               191,823
                                                                              ----------            ----------
Total reserves and deferred credits                                            1,247,161             1,275,492
                                                                              ----------            ----------

Preferred stock, subject to mandatory redemption                                  17,624                18,616
                                                                              ----------            ----------
Shareholders' equity:
Preferred stock                                                                   29,033                29,033
Common stock                                                                     978,351               978,351
Other capital                                                                     43,110                43,018
Reinvested earnings                                                            1,433,367             1,314,255
                                                                              ----------            ----------
Total shareholders' equity                                                     2,483,861             2,364,657
                                                                              ----------            ----------

Total liabilities and shareholders' equity                                    $6,170,285            $6,120,013
                                                                              ==========            ==========



See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          --------------------------------
                                                                            1995                   1994
                                                                          ---------              ---------
                                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $359,192               $354,224
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                               421,033                394,294
Deferred income taxes                                                        45,957                 47,274
Provision for uncollectible accounts                                         24,739                 31,065
Changes in current assets and current liabilities                          (113,718)                (7,301)
Other - net                                                                 (71,024)               (70,130)
                                                                          ---------              ---------
Net cash from operating activities                                          666,179                749,426
                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      $(408,007)             $(428,350)
Acquisition of assets                                                        (5,200)                    --
Other - net                                                                     334                     --
                                                                          ---------              ---------
Net cash used in investing activities                                      (412,873)              (428,350)
                                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                                            --                446,970
Long-term debt and preferred stock retired                                  (54,633)               (13,803)
Dividends paid to shareholders                                             (217,711)               (95,792)
Increase (decrease) in short-term debt                                       28,600               (598,075)
                                                                          ---------              ---------
Net cash used in financing activities                                      (243,744)              (260,700)
                                                                          ---------              ---------

Increase in cash                                                              9,562                 60,376

Cash at beginning of period                                                  30,373                  5,722
                                                                          ---------              ---------

Cash at end of period                                                       $39,935                $66,098
                                                                          =========              =========




See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)



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

(2) On August 30, 1995 the Company purchased certain assets from GTE Telecom Marketing Incorporated (TMC), an affliliated non-regulated telephone sales and services company, for $5.2. The company used cash from operations to fund the purchase.

(3) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $1,000 and $1,300. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(4) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                     GTE NORTH INCORPORATED AND SUBSIDIARY


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

         (b) GTE North Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                           GTE NORTH INCORPORATED
                                                           ----------------------
                                                                    (Registrant)



Date:     October 31, 1995                                        William M. Edwards, III
       -----------------------                          -------------------------------------------
                                                              William M. Edwards, III
                                                                      Controller
                                                               (Chief Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  (27)         Financial Data Schedule.
