Form 10-K405
period 1995-12-31
GTE NORTH INC
filed 1996-03-28
CIK 40867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                December 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to

Commission File Number                    0-1210

                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WISCONSIN                                      35-1869961
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                          75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code               214-718-5600

Securities registered pursuant to Section 12(b) of the act:

                                                       NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                        WHICH REGISTERED

       NONE

           Securities registered pursuant to Section 12(g) of the Act:

$1.15    SERIES CUMULATIVE PREFERRED STOCK-OH            NO PAR VALUE
$1.25    SERIES CUMULATIVE PREFERRED STOCK-OH            NO PAR VALUE
$2.00    SERIES CUMULATIVE PREFERRED STOCK-IN            NO PAR VALUE
$2.10    SERIES CUMULATIVE PREFERRED STOCK-PA            NO PAR VALUE
$2.20    SERIES CUMULATIVE PREFERRED STOCK-OH            NO PAR VALUE
$2.25    SERIES CUMULATIVE PREFERRED STOCK-PA            NO PAR VALUE
$2.30    SERIES CUMULATIVE PREFERRED STOCK-IL            NO PAR VALUE
$2.375   SERIES CUMULATIVE PREFERRED STOCK-IL            NO PAR VALUE
$2.40    SERIES CUMULATIVE PREFERRED STOCK-MI           $50 PAR VALUE
$2.50    SERIES CUMULATIVE PREFERRED STOCK-IL            NO PAR VALUE
$2.50    SERIES CUMULATIVE PREFERRED STOCK-IN            NO PAR VALUE
$2.50C   SERIES CUMULATIVE PREFERRED STOCK-IN            NO PAR VALUE
$4.50    SERIES CUMULATIVE PREFERRED STOCK-WI          $100 PAR VALUE
$5.00    SERIES CUMULATIVE PREFERRED STOCK-WI          $100 PAR VALUE
$7.60    SERIES CUMULATIVE PREFERRED STOCK-IN            NO PAR VALUE
4.60%    SERIES CUMULATIVE PREFERRED STOCK-MI           $50 PAR VALUE
5.16%    SERIES CUMULATIVE PREFERRED STOCK-MI           $50 PAR VALUE
                   (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES   X      NO
                                              ------      ------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X
          ------

THE COMPANY HAD 978,351 SHARES OF $1,000 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                               Page
Part I

       1.     Business                                                               1
       2.     Properties                                                             4
       3.     Legal Proceedings                                                      4
       4.     Submission of Matters to a Vote of Security Holders                    4
Part II

       5.     Market for the Registrant's Common Equity and Related                  5
              Shareholder Matters
       6.     Selected Financial Data                                                6
       7.     Management's Discussion and Analysis of Financial                      7
              Condition and Results of Operations
       8.     Financial Statements and Supplementary Data                           14
       9.     Changes in and Disagreements with Accountants on                      36
              Accounting and Financial Disclosure
Part III

      10.     Directors and Executive Officers of the Registrant                    37
      11.     Executive Compensation                                                40
      12.     Security Ownership of Certain Beneficial Owners and Management        48
      13.     Certain Relationships and Related Transactions                        49

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K       50

PART I

Item 1.  Business

GTE North Incorporated (the Company) was incorporated in Wisconsin on January 27, 1987 and was the successor to the merger of eight telephone companies into the Company on March 31, 1987. The Company is a wholly-owned subsidiary of GTE Corporation (GTE). On March 31, 1993, the Company transferred its assets and operations in Iowa, Minnesota, Missouri and Nebraska to GTE Midwest Incorporated, which is a wholly-owned subsidiary of GTE (the Midwest Transfer).

Contel North Incorporated was incorporated in Wisconsin on June 22, 1992. Prior to April 1, 1993, Contel North Incorporated had no business operations and no material assets. On April 1, 1993, the Company, along with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (the Contel Subsidiaries), merged with and into Contel North Incorporated. On April 2, 1993, Contel North Incorporated changed its name to GTE North Incorporated. The Contel Subsidiaries were wholly-owned subsidiaries of GTE. They provide communication services in the states of Illinois, Indiana and Pennsylvania. The Contel Subsidiaries were, individually and in the aggregate, significantly smaller in terms of operating revenues, net income and total assets than the Company prior to the Midwest Transfer.

Additional information related to the above transactions can be found in Note 4 of the Company's consolidated financial statements included in Item 8. All previously issued financial data included herein has been restated to reflect the combined historical results of GTE North Incorporated excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc.

The Company has one wholly-owned subsidiary, GTW Telephone Systems Incorporated, which markets and services telecommunications customer premises equipment in Wisconsin. In addition, on August 30, 1995, the Company purchased certain assets from GTE Telecom Marketing Incorporated (TMC), an affiliated telephone sales and services company.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1995, was as follows:

                                             Access
            State                         Lines Served
      -----------------                  ---------------
      Illinois                                   863,153
      Indiana                                    922,965
      Michigan                                   657,723
      Ohio                                       842,444
      Pennsylvania                               648,308
      Wisconsin                                  487,613
                                         ---------------
         Total                                 4,422,206
                                         ===============

At December 31, 1995, the Company had 15,747 employees.

In 1995, agreements were reached on one contract with the International Brotherhood of Electrical Workers (IBEW), one contract with the International Association of Machinists (IAM), and one contract with the United Steelworkers of America (USWA). During 1996, four contracts with the IBEW and three contracts with the Communications Workers of America (CWA) will expire.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets, including Michigan. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Illinois, Michigan, Pennsylvania and Wisconsin. In addition, eight states, including Illinois, Michigan and Pennsylvania, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $374.6 million re-engineering program. Since the program began in 1994, costs of $281.1 million have been charged to the restructuring reserve --$198.7 million related to customer service processes, $50.1 million related to administrative processes and $32.3 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Ft. Wayne, Indiana and Erie and York, Pennsylvania to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $3 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 33% of gross plant of $8.9 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's consolidated financial statements included elsewhere herein for further detail.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).

SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

-        Account information
-        Dividends
-        Market prices
-        Transfer instructions
-        Statements and reports
-        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE Corporation through the following universal resource:

         http://www.gte.com

Item 6.  Selected Financial Data

GTE North Incorporated and Subsidiary

                                                                  Years Ended December 31,
                                              -----------------------------------------------------------------
Selected Income Statement Items (a)               1995         1994        1993(b)        1992         1991
                                              -----------------------------------------------------------------
                                                                   (Thousands of Dollars)
Revenues and sales                             $ 2,861,163 $   2,794,465 $  2,637,564 $  2,591,750 $  2,530,672
Operating costs and expenses                     1,981,530     1,924,409    2,383,648    1,920,300    1,991,253
                                              -----------------------------------------------------------------

Operating income                                   879,633       870,056      253,916      671,450      539,419
Interest - net                                     114,646       109,487      113,775      115,144      117,545
Income taxes                                       271,743       284,293       34,925      186,764      130,037
                                              -----------------------------------------------------------------
Income before extraordinary charges                493,244       476,276      105,216      369,542      291,837
Extraordinary charges (c)                      (1,253,960)            --     (14,270)           --           --
                                              -----------------------------------------------------------------
Net income (loss)                             $  (760,716) $     476,276 $     90,946 $    369,542 $    291,837
                                              =================================================================

Dividends declared on common stock            $    336,000 $     277,729 $    165,052 $    364,162 $    228,116
Dividends declared on preferred stock                2,592         2,643        2,680        2,731        2,788

--------------------------------------------------------------------------------


                                                                     As of December 31,
                                              -----------------------------------------------------------------
Selected Balance Sheet Items                      1995         1994          1993         1992         1991
                                              -----------------------------------------------------------------
                                                                   (Thousands of Dollars)
Property, plant and equipment, net (c)        $  2,841,574  $   4,780,079  $  4,680,338  $  4,635,444  $  4,537,997
Total assets                                     4,289,081      6,120,013     5,813,016     5,679,570     5,385,303
Long-term debt and preferred stock,
  subject to mandatory redemption                1,348,437      1,384,397     1,486,589     1,387,072     1,434,209
Shareholders' equity                             1,265,441      2,364,657     2,168,750     2,245,719     2,193,039

--------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) Operating income in 1993 included a $374.6 million pre-tax charge for restructuring costs, which reduced net income by $230.8 million.

(c)  See Note 2 to the consolidated financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE North Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services to customers in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. At December 31, 1995, the Company served 4,422,206 access lines in its service territories.

On April 1, 1993, the Company merged with Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. (indirect, wholly-owned subsidiaries of GTE). Prior to the merger, the properties of the Company located in Iowa, Minnesota, Missouri and Nebraska were transferred to a newly created entity, GTE Midwest Incorporated. The merger was accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements have been restated to reflect the combined historical results of operations, financial position, and cash flows of the Company excluding operations transferred to GTE Midwest Incorporated and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. All comparative data presented in this discussion reflects such restatement.

RESULTS OF OPERATIONS

                                         Years Ended December 31,
                               ---------------------------------------------
                                   1995              1994           1993
                               -------------     ------------   ------------
    Net income (loss)          $     (760.7)     $      476.3   $       90.9



The net loss for 1995 includes one-time extraordinary after-tax charges of $1,241.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $12.5 for the early retirement of debt in the fourth quarter of 1995. In addition, $8.2 of after-tax settlement gains associated with lump sum payments from the Company's pension plans were recorded in 1995. The 1994 results include settlement gains associated with lump sum payments from the Company's pension plans of $39, net of tax. The 1993 results include one-time charges of $249, net of tax, to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt.

Excluding these special items, net income increased 11% or $47.8 in 1995 and 29% or $97.4 in 1994. The 1995 increase is primarily due to higher revenues and sales reflecting customer growth with a 3.5% increase in access lines and a 10% increase in minutes of use, partially offset by higher depreciation expense and higher operating costs. The 1994 increase relates primarily to increased revenues and sales due to customer growth and lower operating costs and expenses.

 REVENUES AND SALES

                                                   Years Ended December 31,
                                         ---------------------------------------------
                                             1995              1994           1993
                                         -------------     ------------   ------------
    Local services                       $     1,081.1     $    1,040.2   $      980.0
    Network access services                    1,060.7          1,032.8          963.9
    Toll services                                366.6            395.6          391.1
    Other services and sales                     352.8            325.9          302.6
                                         -------------     ------------   ------------

      Total revenues and sales           $     2,861.2     $    2,794.5   $    2,637.6


Total revenues and sales increased 2% or $66.7 in 1995 as compared to an increase of 6% or $156.9 in 1994.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 4% or $40.9 in 1995 and 6% or $60.2 in 1994. The 1995 increase is primarily due to customer growth as reflected by a 3.5% increase in access lines, which generated additional revenues of $28.4 and $5.2 growth in E911 revenue. The increase is also due to a $13.5 growth in sales of custom calling features (e.g. SmartCall(R), CLASS services, etc.) and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one line. These increases are partially offset by a $3.4 decline in revenues associated with rate reductions. The 1994 increase was due to a 4% growth in access lines and increases in custom calling, special operator services and E911 surcharges.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Revenues derived from network access services increased 3% or $27.9 in 1995 and increased 7% or $68.9 in 1994. The 1995 increase is primarily due to a 10% increase in minutes of use, which generated $38.3 of additional revenues, an $8 increase in end user access charge revenues associated with growth in access lines and a growth in cellular and directory assistance revenue of $4.6. These increases are partially offset by a decrease in network access service revenue as the result of interstate price reductions of $24.5. The 1994 increase reflects increased minutes of use reflecting greater network usage by interexchange carriers and end users.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the local access transport area (LATA). Toll service revenues decreased 7% or $29 in 1995 and increased 1% or $4.5 in 1994. The 1995 decrease is primarily due to a decline in toll usage of $11.3 resulting from competition, price reductions of $9 and lower toll revenue of $2.4 for extended area service which is offset in local service revenue. The 1994 increase is primarily due to an increase in toll usage reflecting customer growth partially offset by unfavorable intrastate settlement activity and a decrease in private network revenues.

Other service and sales revenues increased 8% or $26.9 in 1995 and 8% or $23.3 in 1994. The 1995 increase is primarily due to $26.5 of additional Telephone Sales and Services (TSS) revenues generated from the sale of products and services previously marketed through GTE Telecom Marketing Incorporated (TMC). The Company purchased certain assets from TMC, an affiliated sales and services company, in the third quarter of 1995. The 1995 increase is also due to higher revenues of $9.8 from business equipment sales, primarily private branch exchange phone systems sales and the associated maintenance contracts, and growth of $9 in E911 equipment, radio paging and voice messaging revenues. These increases are partially offset by a decrease in billing and collection revenues of $21. The 1994 increase is attributable to growth in revenue from continuation of services agreements associated with non-strategic dispositioned properties and wiring maintenance agreements, and increased 800 directory services and operator services revenues. The increases are offset by decreases in rental revenue from shared facilities, a decline in directory advertising revenue and lower revenue from carrier billing and collections.

  OPERATING COSTS AND EXPENSES

                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                 1995              1994           1993
                                                             -------------     ------------   ------------
    Cost of services and sales                               $     1,003.3     $    1,027.1   $    1,042.8
    Selling, general and administrative                              412.8            363.4          464.6
    Depreciation and amortization                                    565.4            533.9          501.7
    Restructuring                                                       --               --          374.5
                                                             -------------     ------------   ------------

      Total operating costs and expenses                     $     1,981.5     $    1,924.4   $    2,383.6

Total operating costs and expenses increased 3% or $57.1 in 1995 and decreased 19% or $459.2 in 1994.

Operating costs and expenses for 1995 and 1994 include the effect of settlement gains associated with lump sum payments from the Company's pension plan of $13.2 and $62.6, respectively. Excluding these gains, operating costs and expenses increased less than 1% or $7.7 in 1995. The 1995 increase is primarily due to higher depreciation expense of $31.5 due to rate adjustments and an increase in gross plant balances, partially offset by lower contractor costs of $11.5 and net decreases in carrier billing settlements of $11.

As mentioned above, during 1994 the Company recorded $62.6 of settlement gains associated with lump sum payments from the Company's pension plan. Operating costs and expenses for 1993 include one-time charges of $405 to restructure operations and complete enhanced early retirement and voluntary separation programs and for the early retirement of high-coupon debt. Excluding these items, operating costs and expenses increased less than 1% or $8.4 in 1994.
The increase is primarily due to higher depreciation expense due to rate adjustments and an increase in gross plant balances. This increase is partially offset by lower costs reflecting efficiencies associated with the reduction of employees derived from the early enhanced retirement and voluntary separation packages offered in 1993. The 1994 increase is also partially offset by lower charges for inventory obsolescence and decreased installation and maintenance and network administration costs.

  OTHER EXPENSE

                                       Years Ended December 31,
                             ---------------------------------------------
                                 1995              1994           1993
                             -------------     ------------   ------------
    Interest - net           $       114.6     $      109.5   $      113.8
    Income taxes                     271.7            284.3           34.9


Interest - net increased 5% or $5.1 in 1995 and decreased 4% or $4.3 in 1994. The 1995 increase is primarily due to higher average commercial paper levels and higher average short-term interest rates. The 1994 decrease is primarily due to the retirement of $316 of high-coupon first mortgage bonds in late 1993 with proceeds from commercial paper. The commercial paper was refinanced on a long-term basis at lower interest rates in early 1994.

Income taxes decreased $12.6 in 1995 and increased $249.4 in 1994. The 1995 decrease is primarily due to adjustments in prior years' tax liabilities. The 1994 increase is primarily due to a corresponding increase in pre-tax income and an adjustment of prior years' tax liabilities.

CAPITAL  RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. A $3,490 line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during 1995 was cash flow from operations of $819.3 compared to $863.8 in 1994. The decrease in cash flow from operations is primarily the result of an increase in working capital, partially offset by improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during 1995 were $608.4 compared to $634.7 in 1994. The declining requirements for modernization of current facilities offset the expenditures associated with the continued growth in access lines and introduction of new products and services. In 1996, capital expenditures are expected to decrease from the 1995 level.

On August 30, 1995, the Company purchased certain assets from TMC, an affiliated telephone sales and services company, for $5.2. The Company used cash from operations to fund the purchase.

Cash used for financing activities was $204.7 in 1995 compared to $204 in 1994. This included dividend payments of $294.9 in 1995 compared to $235.3 in 1994 and an increase in short-term debt in 1995 of $392.9 compared to a decrease in 1994 of $398.5. In 1995, the Company called $190.6 of long-term debt prior to scheduled maturity with proceeds from short-term borrowings. The cost of calling this debt is reflected as an after-tax charge of $12.5 in the consolidated statements of income (as discussed in Note 2 of the consolidated financial statements included in Item 8). The Company retired an additional $99.7 of long-term debt and preferred stock in 1995 compared to total retirements of $16.2 in 1994. In February 1994, the Company issued $200 of 5.5% Debentures, Series B, due 1999 to refinance a portion of bonds called in November 1993. In January 1994, the Company issued $250 of 6% Debentures, Series A, due 2004 toward the pay down of short-term debt.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers (CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets, including Michigan. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Illinois, Michigan, Pennsylvania and Wisconsin. In addition, eight states, including Illinois, Michigan and Pennsylvania, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 12 of the Company's consolidated financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $374.6 re-engineering program. Since the program began in 1994, costs of $281.1 have been charged to the restructuring reserve --$198.7 related to customer service processes, $50.1 related to administrative processes and $32.3 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Ft. Wayne, Indiana and Erie and York, Pennsylvania to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites". GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE North Incorporated and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                         1995              1994              1993
                                           ---------------   --------------    --------------
                                                         (Thousands of Dollars)
Revenues and sales (a):
  Local services                           $     1,081,085   $    1,040,206    $      980,039
  Network access services                        1,060,670        1,032,752           963,918
  Toll services                                    366,649          395,636           391,050
  Other services and sales                         352,759          325,871           302,557
                                           ---------------   --------------    --------------
    Total revenues and sales                     2,861,163        2,794,465         2,637,564
                                           ---------------   --------------    --------------

Operating costs and expenses (b):
  Cost of services and sales                     1,003,323        1,027,139         1,042,785
  Selling, general and administrative              412,802          363,363           464,572
  Depreciation and amortization                    565,405          533,907           501,733
  Restructuring                                         --               --           374,558
                                           ---------------   --------------    --------------
    Total operating costs and expenses           1,981,530        1,924,409         2,383,648
                                           ---------------   --------------    --------------
Operating income                                   879,633          870,056           253,916

Other expense:
  Interest  - net                                  114,646          109,487           113,775
                                           ---------------   --------------    --------------
Income before income taxes                         764,987          760,569           140,141
  Income taxes                                     271,743          284,293            34,925
                                           ---------------   --------------    --------------
Income before extraordinary charges                493,244          476,276           105,216
  Extraordinary charges                        (1,253,960)               --          (14,270)
                                           ---------------   --------------    --------------
Net income (loss)                          $     (760,716)   $      476,276    $       90,946
                                           ===============   ==============    ==============



(a) Includes billings to affiliates of $91,192, $92,406 and $94,545 for the years 1995-1993, respectively.

(b) Includes billings from affiliates of $203,520, $155,446 and $137,519 for the years 1995-1993, respectively.

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                   1995              1994
                                                         --------------    --------------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                         $       31,655    $       30,373
  Receivables, less allowances of $24,059 and $23,241           662,350           631,222
  Inventories and supplies                                       48,257            29,201
  Prepaid taxes                                                  12,868            41,124
  Deferred income tax benefits                                   76,993            94,535
  Other                                                          21,093            20,109
                                                         --------------    --------------
    Total current assets                                        853,216           846,564
                                                         --------------    --------------

Property, plant and equipment, net                            2,841,574         4,780,079
Prepaid pension costs                                           560,087           458,065
Other assets                                                     34,204            35,305
                                                         --------------    --------------
Total assets                                             $    4,289,081    $    6,120,013
                                                         ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities   $      435,443    $      296,898
  Accounts payable                                              108,210           164,349
  Affiliate payables and accruals                                39,062            29,930
  Advanced billings and customer deposits                        58,680            53,553
  Taxes payable                                                 126,179           143,889
  Accrued interest                                               21,149            25,589
  Accrued payroll costs                                         150,728           127,662
  Dividends payable                                              98,229            54,507
  Accrued restructuring costs                                    93,501            94,580
  Other                                                          76,011           104,510
                                                         --------------    --------------
    Total current liabilities                                 1,207,192         1,095,467
                                                         --------------    --------------

Non-current liabilities:
  Long-term debt                                              1,330,811         1,365,781
  Deferred income taxes                                         177,199           895,962
  Employee benefit obligations                                  268,430           187,707
  Restructuring costs                                                --           136,469
  Other liabilities                                              22,382            55,354
                                                         --------------    --------------
    Total non-current liabilities                             1,798,822         2,641,273
                                                         --------------    --------------

Preferred stock, subject to mandatory redemption                 17,626            18,616
                                                         --------------    --------------

Shareholders' equity:
  Preferred stock                                                29,033            29,033
  Common stock (978,351 shares issued)                          978,351           978,351
  Additional paid-in capital                                     43,110            43,018
  Retained earnings                                             214,947         1,314,255
                                                         --------------    --------------
    Total shareholders' equity                                1,265,441         2,364,657
                                                         --------------    --------------
Total liabilities and shareholders' equity               $    4,289,081    $    6,120,013
                                                         ==============    ==============

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                               1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Operations:
  Income before extraordinary charges                            $       493,244   $      476,276    $      105,216
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                                        565,405          533,907           501,733
    Deferred income taxes                                                 42,038           30,888         (160,234)
    Restructuring costs                                                       --               --           374,558
    Provision for uncollectible accounts                                  35,409           38,292            37,577
    Change in current assets and current liabilities:
      Receivables - net                                                 (57,605)        (102,965)          (70,997)
      Other current assets                                                 (630)           14,302             5,299
      Accrued taxes and interest                                        (17,438)           14,093            33,160
      Other current liabilities                                        (180,091)         (99,139)          (60,564)
    Other - net                                                         (61,042)         (41,843)            85,997
                                                                 ---------------   --------------    --------------
    Net cash from operations                                             819,290          863,811           851,745
                                                                 ---------------   --------------    --------------

Investing:
Capital expenditures                                                   (608,395)        (634,738)         (581,629)
Acquisition of assets                                                    (5,200)               --                --
Other - net                                                                  334            (443)                --
                                                                 ---------------   --------------    --------------
    Net cash used in investing                                         (613,261)        (635,181)         (581,629)
                                                                 ---------------   --------------    --------------

Financing:
Long-term debt issued                                                         --          445,942                --
Long-term debt and preferred stock retired                             (290,329)         (16,170)         (359,418)
Dividends                                                              (294,870)        (235,257)         (290,119)
Increase (decrease) in short-term obligations,
 excluding current maturities                                            392,887        (398,494)           392,956
Other - net                                                             (12,435)               --          (12,892)
                                                                 ---------------   --------------    --------------
    Net cash used in financing                                         (204,747)        (203,979)         (269,473)
                                                                 ---------------   --------------    --------------

Increase in cash and temporary investments                                 1,282           24,651               643

Cash and temporary investments:
  Beginning of year                                                       30,373            5,722             5,079
                                                                 ---------------   --------------    --------------
  End of year                                                    $        31,655   $       30,373    $        5,722
                                                                 ===============   ==============    ==============

Cash paid during the year for:
  Interest                                                       $       122,917   $      100,037    $      123,416
  Income taxes                                                           229,354          258,789           136,851


See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Additional
                                               Preferred       Common        Paid-in      Retained
                                                 Stock         Stock         Capital      Earnings        Total
                                              ------------  ------------  ------------- ------------- -------------
                                                                     (Thousands of Dollars)
Shareholders' equity, December 31, 1992       $     29,292  $    978,351  $      42,939 $   1,195,137 $   2,245,719
Net income                                                                                     90,946        90,946
Dividends declared                                                                          (167,732)     (167,732)
Retirement of preferred stock                        (259)                                                    (259)
Redemption of preferred stock below stated
  par                                                                                79                          79
                                              ------------  ------------  ------------- ------------- -------------
Shareholders' equity, December 31, 1993             29,033       978,351         43,018     1,118,351     2,168,753

Net income                                                                                    476,276       476,276
Dividends declared                                                                          (280,372)     (280,372)
                                              ------------  ------------  ------------- ------------- -------------
Shareholders' equity, December 31, 1994             29,033       978,351         43,018     1,314,255     2,364,657

Net loss                                                                                    (760,716)     (760,716)
Dividends declared                                                                          (338,592)     (338,592)
Redemption of preferred stock below stated
  par                                                                                92                          92
                                              ------------  ------------  ------------- ------------- -------------
Shareholders' equity, December 31, 1995       $     29,033  $    978,351  $      43,110 $     214,947 $   1,265,441
                                              ============  ============  ============= ============= =============

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE North Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31,1995, the Company served 4,422,206 access lines in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $179.8 million, $167.4 million and $185.7 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $203.5 million, $155.4 million and $137.5 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $91.2 million, $92.4 million and $94.5 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's consolidated financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 12) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $1,241.5 million (net of tax benefits of $758 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                    Depreciable Lives
                                       --------------------------------------------
                                             Average
           Asset Category                    Before                    After
           -----------------           -------------------      -------------------
           Copper                             20-30                     15
           Switching                          17-19                     10
           Circuit                            11-13                      8
           Fiber                              25-30                     20

In addition, during 1995, the Company redeemed prior to stated maturity, $190.6 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.5 million (net of tax benefits of $7.7 million).

During 1993, the Company redeemed prior to stated maturity, $316 million of high-coupon first-mortgage bonds. These redemptions resulted in an after-tax extraordinary charge of $14.3 million (net of tax benefits of $8.5 million).

3.  RESTRUCTURING COSTS

Results for 1993 include one-time pre-tax restructuring costs of $374.6 million, which reduced net income by $230.8 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $251.6 million to re-engineer customer service processes and $90.7 million to reengineer administrative processes. The restructuring costs also include $32.3 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

Costs of $281.1 million have been incurred since the plan's inception including $198.7 million related to customer service processes, $50.1 million related to administrative processes and $32.3 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $6.9 million which reduced 1993 net income by $4.3 million.

4.  LEGAL ENTITY MERGER

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

The Merger was accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements and the notes include the results of operations and financial position of the Predecessor Corporation excluding operations transferred to GTE Midwest and including Contel of Illinois, Inc., Contel of Indiana, Inc. and Contel of Pennsylvania, Inc. for all periods.

5.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1995 and 1994 is as follows:

                                                       Shares
                                                   --------------
Authorized
             No par value                                 388,396
           $100 par value                                  33,524
                                                   --------------
      Total                                               421,920
                                                   ==============

Outstanding                                            Shares          Amount
                                                   --------------  --------------
                                                                 (Thousands of Dollars)
  $ 2.00     No par value                                  45,484  $        2,215
  $ 2.10     No par value                                  66,390           3,542
  $ 2.20     No par value                                  34,379           1,719
  $ 2.25     No par value                                  90,765           4,538
  $ 4.50   $100 par value                                   7,297             730
  $ 5.00   $100 par value                                  24,639           2,464
  $ 7.60     No par value                                 140,000          13,825
                                                   --------------  --------------
      Total                                               408,954  $       29,033
                                                   ==============  ==============

Cumulative preferred stock, subject to mandatory redemption, is as follows:

Authorized                                             Shares
                                                   --------------
             No par value                                 462,934
            $50 par value                                 166,721
                                                   --------------
      Total                                               629,655
                                                   ==============


                                                                              December 31
                                                   ------------------------------------------------------------------
                                                                1995                               1994
                                                   ------------------------------    --------------------------------
Outstanding                                            Shares          Amount            Shares           Amount
                                                   --------------  --------------    --------------   ---------------
                                                                 (Thousands of Dollars)            (Thousands of Dollars)
  $ 1.15     No par value                                 128,000  $        3,200           134,400   $         3,360
  $ 1.25     No par value                                  18,614             465            19,814               495
  $ 2.30     No par value                                  25,200           1,260            26,400             1,320
  $ 2.375    No par value                                  30,897           1,545            33,365             1,668
  $ 2.40    $50 par value                                  29,490           1,474            31,490             1,575
  $ 2.50     No par value                                  39,800           1,990            41,800             2,090
  $ 2.50     No par value                                  47,587           2,355            50,545             2,501
  $ 2.50C    No par value                                  23,237           1,162            24,437             1,222
    4.60%   $50 par value                                  60,500           3,025            63,700            3,185
    5.16%   $50 par value                                  23,000           1,150            24,000            1,200
                                                   --------------  --------------    --------------  ---------------
      Total                                               426,325  $       17,626           449,951  $        18,616
                                                   ==============  ==============    ==============  ===============

Certain outstanding preferred stock is redeemable at any time, in whole or in part, upon notice at a premium, and certain issues may be redeemed without premiums through sinking funds. The Company purchased for treasury 3,985 shares of cumulative preferred stock, not subject to mandatory redemption, in 1993 and redeemed 8,045 shares in 1993. Cumulative preferred stock, not subject to mandatory redemption, held as treasury shares by the Company were 46 shares at December 31, 1995, 1994 and 1993.

The Company is required to redeem up to 23,626 shares of preferred stock, subject to mandatory redemption, each year. The Company met this requirement through treasury stock and the purchase of 23,626; 22,387; and 16,699 shares in 1995 through 1993, respectively. The aggregate redemption requirements of preferred stock subject to mandatory redemption are $900,000 in each of the years 1996 through 2000.

At December 31, 1995 and 1993, the Company held 1,200 and 38 shares, respectively, of treasury stock to cover future redemption requirements. At December 31, 1994, the Company held no shares of treasury stock. No shares were reserved for officers or employees or for options, warrants, conversions or other rights. The preferred shareholders have no voting rights.

6.  COMMON STOCK

The authorized common stock of the Company consists of 2,200,000 shares with a par value of $1,000 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1995, $35.8 million of retained earnings was restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures.

7.  DEBT

Long-term debt as of December 31 was as follows:

                                                                                   1995                 1994
                                                                            ------------------   ------------------
                                                                                    (Thousands of Dollars)
First mortgage bonds:
    Maturing 1996 through 2031, weighted average rates of 7.76%
      and 7.85%, respectively                                               $          688,418   $          916,374

Debentures:
    6.00 % Series A, due 2004                                                          250,000              250,000
    5.50 % Series B, due 1999                                                          200,000              200,000

Other:
  GTE Finance Corporation promissory notes-maturing 1998 through 2016,
     weighted average rate of 9.02%                                                     45,000               95,000
  Rural Telephone Bank first mortgage notes-maturing 1999 through 2014,
     weighted average rate of 7.50%                                                         --                9,573
  Rural Utilities Service first mortgage notes-maturing 1997 through 2005,
     Rate of 2.00%                                                                          --                1,905
  Commercial paper expected to be refinanced on a long-term basis                      200,000                   --
  Capitalized leases                                                                       446                2,135
                                                                            ------------------   ------------------
  Total principal amount                                                             1,383,864            1,474,987
Less: discount and premium - net                                                       (7,900)              (9,708)
                                                                            ------------------   ------------------

  Total                                                                              1,375,964            1,465,279

Less: current maturities                                                              (45,153)             (99,498)
                                                                            ------------------   ------------------
  Total long-term debt                                                      $        1,330,811   $        1,365,781
                                                                            ==================   ==================

Long-term debt as of December 31, 1995 includes $200 million of commercial paper which the Company anticipates refinancing during the first half of 1996 as further discussed in Note 8.

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

Estimated payments of long-term debt during the next five years are: $45.2 million in 1996; $65.9 million in 1997; $33.1 million in 1998; $213.9 million in 1999 and $1.1 million in 2000.

Total short-term obligations were as follows:

                                                                                   1995                 1994
                                                                            ------------------   ------------------
                                                                                    (Thousands of Dollars)
Commercial paper - average rates 5.72% and 5.90%                            $          390,290   $          197,400
Current maturities of long-term debt                                                    45,153               99,498
                                                                            ------------------   ------------------
  Total                                                                     $          435,443   $          296,898
                                                                            ==================   ==================


A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

8.   FINANCIAL INSTRUMENTS

During 1995, the Company entered into forward contracts to sell $200 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company has called and anticipates refinancing during the first half of 1996. Any gain or loss recognized upon the expiration or settlement of the forward contracts will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.

The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $44 million. The estimated fair value of long-term debt as of December 31, 1994, was lower than the carrying value by approximately $86 million.

9.   INCOME TAXES

The income tax provision is as follows:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Current:
  Federal                                                        $       205,299   $      221,180    $      172,447
  State                                                                   24,406           32,225            22,712
                                                                 ---------------   --------------    --------------
                                                                         229,705          253,405           195,159
                                                                 ---------------   --------------    --------------
Deferred:

  Federal                                                                 45,433           42,589         (121,656)
  State                                                                    9,903            4,772          (21,479)
                                                                 ---------------   --------------    --------------
                                                                          55,336           47,361         (143,135)
                                                                 ---------------   --------------    --------------

Amortization of deferred investment tax credits                         (13,298)         (16,473)          (17,099)
    Total                                                        ---------------   --------------    --------------
                                                                 $       271,743   $      284,293    $       34,925
                                                                 ===============   ==============    ==============


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                      1995              1994              1993
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Amounts computed at statutory rates                              $       266,838   $      266,199    $       49,049
  State income taxes, net of federal income tax benefits                  22,301           24,047               801
  Amortization of deferred investment tax credits                       (13,298)         (16,473)          (17,099)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                             5,325            6,315             5,899
  Rate differentials applied to reversing temporary
    differences                                                          (6,743)          (7,337)           (5,446)
  Other differences - net                                                (2,680)           11,542             1,721
Total provision                                                  ---------------   --------------    --------------
                                                                 $       271,743   $      284,293    $       34,925
                                                                 ===============   ==============    ==============

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                     1995              1994
                                                --------------    --------------
                                                     (Thousands of Dollars)
Depreciation and amortization                   $       35,134    $      759,183
Employee benefit obligations                         (116,521)          (93,588)
Prepaid pension costs                                  206,020           168,895
Restructuring costs                                   (35,381)          (87,591)
Investment tax credits                                  25,300            43,980
Other - net                                           (14,346)            10,548
    Total                                       --------------    --------------
                                                $      100,206    $      801,427
                                                ==============    ==============

10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                           1995              1994              1993
                                                      ---------------   --------------    --------------
                                                                    (Thousands of Dollars)
Benefits earned during the year                       $        38,142   $       46,407    $       49,102
Interest cost on projected benefit obligations                108,922          101,768           111,938
Return on plan assets:
  Actual                                                    (509,740)            2,633         (327,583)
  Deferred                                                    305,521        (201,449)           133,233
Other - net                                                  (40,728)         (43,237)          (42,515)
  Total - net                                         ---------------   --------------    --------------
                                                      $      (97,883)   $     (93,878)    $     (75,825)
                                                      ===============   ==============    ==============


The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994, and 8.25% for 1993.

The funded status of the plans and the net prepaid pension cost at December 31 were as follows:

                                                                                        1995              1994
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
Vested benefit obligations                                                         $    1,034,151    $      832,416
                                                                                   ==============    ==============

Accumulated benefit obligations                                                    $    1,187,042    $      950,632
                                                                                   ==============    ==============

Plan assets at fair value                                                          $    2,798,177    $    2,309,622
Less: projected benefit obligations                                                     1,514,849         1,242,056
                                                                                   --------------    --------------
Excess of assets over projected benefit obligations                                     1,283,328         1,067,566
Unrecognized net transition asset                                                       (139,780)         (158,596)
Unrecognized net gain                                                                   (583,461)         (450,905)
  Total - net                                                                      --------------    --------------
                                                                                   $      560,087    $      458,065
                                                                                   ==============    ==============

Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                        1995              1994
                                                                                   --------------    --------------
Discount rate                                                                               7.50%             8.25%
Rate of compensation increase                                                               5.25%             5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of postretirement benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and effective January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:

                                                                       1995              1994             1993
                                                                  --------------    --------------   --------------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                   $        8,254    $        9,499   $       15,371
Interest cost on accumulated postretirement benefit obligations           45,049            41,828           50,066
Actual return on plan assets                                             (2,509)               749          (1,096)
Amortization of transition obligation                                     19,879            21,791           30,755
Other - net                                                                1,404           (3,616)               --
                                                                  --------------    --------------   --------------
  Total - net                                                     $       72,077    $       70,251   $       95,096
                                                                  ==============    ==============   ==============


The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                        1995              1994
                                                                                   --------------    --------------
                                                                                        (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $      426,776    $      393,439
  Fully eligible active plan participants                                                  12,952            21,187
  Other active plan participants                                                          204,065           161,123
                                                                                   --------------    --------------
Total accumulated postretirement benefit obligations                                      643,793           575,749
Less: fair value of plan assets                                                            19,993            19,244
                                                                                   --------------    --------------
Excess of accumulated obligations over plan assets                                        623,800           556,505
Unrecognized transition obligation                                                      (315,606)         (379,602)
Unrecognized net loss                                                                    (74,442)          (18,616)
  Total                                                                            --------------    --------------
                                                                                   $      233,752    $      158,287
                                                                                   ==============    ==============

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.50% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $5.1 million and the accumulated postretirement benefit obligation at December 31, 1995 by $57.9 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for nonunion employees retiring on or after January 1, 1995. These changes include, among others, newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $18.3 million, $14.4 million and $9.7 million in 1995-1993, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:

                                                                                    1995                1994
                                                                              -----------------  ------------------
                                                                                     (Thousands of Dollars)
Land                                                                          $          29,867  $           29,850
Buildings                                                                               559,583             556,628
Plant and equipment                                                                   7,556,178           7,194,201
Other                                                                                   756,674             817,885
                                                                              -----------------  ------------------
  Total                                                                               8,902,302           8,598,564
Accumulated depreciation (See Note 2)                                               (6,060,728)         (3,818,485)
                                                                              -----------------  ------------------
  Total property, plant and equipment - net                                   $       2,841,574  $        4,780,079
                                                                              =================  ==================


Depreciation provisions in 1995-1993 were equivalent to a composite average percentage of 6.7%, 6.4% and 6.2%, respectively.

12.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Interstate operations are subject to regulation by the Federal Communications Commission (FCC).

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. Provisioning of intrastate toll services by the Company is accomplished by either bill and keep arrangements or by participation with other LECs in settlement arrangements. A portion of intrastate toll compensation is earned through access rates which are billed to other LECs for completing toll calls.

      Illinois

On June 10, 1993, the Illinois Commerce Commission (ICC) allowed the Company to consolidate depreciation rates of the Company and the former Contel legal entity resulting in a $5 million increase in prescribed depreciation rates effective July 1, 1994.

On April 7, 1995, the ICC issued its order in the Ameritech Customer First Plan
(CFP) authorizing Ameritech Corporation to file tariffs for unbundled services, terms and conditions of interconnection and other matters. In addition, the ICC directed that industry wide workshops be initiated to address the following: (1) termination of the Primary Toll Carrier (PTC) arrangements; (2) resale restrictions and the role of resellers in exchange competition; (3) regulatory rules applicable to new LECs; (4) preservation of Universal Service; and (5) number portability. The Company is a participant in these workshops. An interim ruling was made in the above mentioned CFP Order that incumbent LEC's "obligation to serve" will be enforced during the transition to a competitive market.

On October 3, 1995, the ICC issued an order establishing procedures to implement 1 + intraMarket Service Area (MSA) toll presubscription within six months of receiving a bona fide request (BFR) or by November 1, 1996, whichever is later. On December 27, 1995, the Company filed a Petition for Review with the Appellate Court and a Notice of Appeal with the Commission.

On October 3, 1995, the ICC also issued an order requiring Line Side Interconnection (unbundling) to be effective November 1, 1995. LECs are required to unbundle local access lines into loops, ports and loop subelements and offer them as separate services within 180 days of a BFR. Line side interconnection is a term which describes the ability of a competitor or customer to interconnect its facilities with the portion of the LEC network which extends from the central office to the customer's premises.

On December 20, 1995, an order was issued by the ICC granting the Joint Petition for Approval of Stipulation and Agreement terminating PTC arrangements in the state of Illinois upon introduction of 1 + intraMSA presubscription. Under the PTC plan, each PTC was responsible for filing toll rates and developing and administering a compensation with other LECs. Each of the other LECs were compensated through access charges relating to their involvement in carrying, handling and billing the calls. After PTC termination, each LEC will be responsible for providing intraMSA toll to its end users. The PTC termination will occur in July of 1996 with an estimated annual favorable impact of $12.7 million.

      Indiana

On September 7, 1995, AT&T Corp. (AT&T), LCI International, Inc., Sprint Corporation (Sprint) and WorldCom Inc. (WorldCom) filed a petition requesting the Indiana Utility Regulatory Commission (IURC) to require LECs to allow 1 + and 0 + intraLATA presubscription in the state of Indiana. The parties are meeting to reach a stipulation agreement.

      Michigan

On June 9, 1995, the Company filed an application with the Michigan Public Service Commission (MPSC) to increase basic local service rates by approximately $18.1 million annually to offset planned reductions in intraLATA toll rates and the implementation of new optional toll calling plans. On October 25, 1995, the MPSC issued an order approving a settlement agreement, signed by all parties, to increase basic local service rates by $12.9 million annually, effective November 24, 1995. In addition, the Company implemented reduced intraLATA toll rates, including the impacts of new optional calling plans, totaling $12.9 million annually.

LECs have been under price cap regulation in the state of Michigan since January 1, 1992, concurrent with the passage of Public Act 179. On November 30, 1995, Public Act 216, a second generation regulatory reform law, became law in Michigan replacing Public Act 179. While price caps are maintained, Public Act 216 allows for the rebalancing of local service rates based on the existing variations in cost and the expansion of local competition by requiring tariffs for unbundled service and local interconnection.

      Ohio

On March 1, 1995, the Company filed a package of proposed access, toll and local rate reductions with the Public Utilities Commission of Ohio (PUCO) in the amount of $22 million on an annual basis. The Company's proposal also included a commitment to eliminate multi-party services by 1998 and to install digital switches in all exchanges by 1999. On April 13, 1995, the PUCO approved the Company's proposal in its entirety.

On June 29, 1995, the Governor of Ohio signed the State of Ohio Biennium Budget. This budget contains a provision which reduced the telecommunications utility property tax assessment rate from 88 percent to 25 percent on all new investments beginning with 1994 vintage with a resulting 1995 favorable pre-tax impact of $3.7 million.

On December 21, 1995, the PUCO issued an order approving the Company's request to continue an $11.1 million annual depreciation amortization for two years, beginning January 1, 1996. The amortization was scheduled to expire on December 31, 1995.

      Wisconsin

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows LEC's to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the new legislation opens the LEC's local-exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. On November 2, 1994, the Company formally notified the Wisconsin Public Service Commission (WPSC) that it would elect price cap regulation as of January 1, 1995. On that same date, the Company also filed intrastate access charge reductions of $4.0 million, effective January 1, 1995. This reduction was a legislative requirement of those companies electing price cap regulation.

On May 23, 1995, the WPSC approved the infrastructure plan filed by the Company. The plan was filed in compliance with the 1994 legislation allowing LECs to elect price regulation. The Company stated that it would make capital investments within the range of $235-$290 million over a six year period (1995-2000). The actual amount spent will depend on the demand for new services such as Frame Relay, ISDN and Video Broadband services. The plan also stated that the Company would provide schools and public libraries with credits towards the purchase of GTE provided enhanced services.

On November 13, 1995, the Wisconsin Circuit Court of Appeals issued its decision regarding the petitions filed by the Company and Wisconsin Bell concerning the Commission's Phase II and III orders on 1 + intraLATA access and presubscription. The orders decided that intraLATA 1 + was technically feasible and that, as a general policy, all LECs shall provide 1 + presubscription as soon as possible. The Court found that the Commission erred when it issued the orders without holding a public hearing. Therefore, the matter was remanded to the Commission so that a hearing can be held.

AT&T, MCI Communications Corporation, Schneider Communications and Sprint filed a complaint against the Company with the WPSC on October 4, 1995. The complaint requested the Commission issue an order requiring the Company to provide 1 + intraLATA equal access in its technically capable exchanges by January 26, 1996. The Commission issued a Notice of Investigation on October 31, 1995, establishing a docket to address this matter. Hearings are scheduled to begin in March 1996.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1995-1996 tariff year:

              Tariff                           Productivity                      Sharing Parameters
                                                                  -------------------------------------------------
              Entity                              Factor                   50%                        100%
    ---------------------------             ------------------    ----------------------     ----------------------
    Michigan                                       4.0%           12.25-13.25% ROR           Over 13.25% ROR
    Illinois, Indiana, Ohio,                       5.3%           None                       None
        Pennsylvania, Wisconsin

Under the interim rules, the Company filed tariffs to reduce rates by $34.1 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets, including Michigan. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $407.5 million, $402.8 million and $404.3 million, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain land, buildings, office space and equipment that contain varying renewal options. The majority of lease commitments relate to the lease for the centralized GTE Telephone Operations general facilities entered into in 1991. The lease agreement requires rental payments over 30 years (beginning in 1992) sufficient to pay scheduled principal and interest payments for $210 million of Telephone Facility Lease Bonds issued by the lessor. The lease expense is shared by all GTE Telephone operating companies.

Rental expense was $27.6 million, $27.2 million and $38.1 million in 1995-1993, respectively. Minimum rental commitments for noncancelable leases through 2000 do not exceed $37.4 million annually and aggregate $625.9 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE North Incorporated:

We have audited the accompanying consolidated balance sheets of GTE North Incorporated (a Wisconsin corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE North Incorporated and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No.71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                                        ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT

To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.          Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1996 are listed below along with their business experience during the past five years.

          Name               Age      Director Since                        Business Experience
-------------------------  -------  -------------------  ----------------------------------------------------------
John C. Appel                47            1996          Executive Vice President - Network Operations, GTE
                                                         Telephone Operations, 1996; Executive Vice President  -
                                                         Network Operations, all GTE domestic telephone
                                                         subsidiaries of which he is not the President, 1996; Director, all GTE domestic telephone subsidiaries, 1996; President -
                                                         GTE South Incorporated and GTE North Incorporated,
                                                         1995; Senior Vice President - Regulatory Operations, GTE
                                                         Telephone Operations, 1994; President - GTE Southwest
                                                         Incorporated, 1994; State President - Texas / New Mexico,
                                                         1993; Vice President and General Manager - California,
                                                         GTE Telephone Operations West Area, 1992; Assistant
                                                         Vice President - Business Services, GTE Telephone
                                                         Operations, 1991.

Richard M. Cahill            57            1993          Vice President - General Counsel, GTE Telephone
                                                         Operations, 1988; Director, all GTE domestic telephone
                                                         subsidiaries, 1993 and / or 1994; Director, GTE Vantage
                                                         Incorporated, 1991; Vice President - General Counsel, all
                                                         GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore           46            1993          Senior Vice President - Finance and Planning, GTE
                                                         Telephone Operations, 1994; Senior Vice President -
                                                         Finance and Planning, all GTE domestic telephone
                                                         subsidiaries, 1994; Vice President - Finance, GTE
                                                         Telephone Operations, 1993; Vice President - Intermediary
                                                         Customer Markets, GTE Telephone Operations, 1988;
                                                         President of all South Area Companies, GTE Telephone
                                                         Operations, 1992; Director, GTE Florida Incorporated and
                                                         GTE South Incorporated, 1992; Director, all other GTE
                                                         domestic telephone subsidiaries, 1993 and / or 1994.


Michael B. Esstman           49            1993          Executive Vice President - Customer Segments, GTE
                                                         Telephone Operations, 1994; Executive Vice President -
                                                         Operations, GTE Telephone Operations, 1993; President of
                                                         all Central Area Companies, GTE Telephone Operations,
                                                         1991; President, Contel Eastern Region, Telephone
                                                         Operations Sector, 1983; Director, AG Communications
                                                         Systems; Director of all Central Area Companies, 1991;
                                                         Director, all other GTE domestic telephone subsidiaries,
                                                         1993 and / or 1994.


          Name               Age      Director Since                        Business Experience
-------------------------  -------  -------------------  ----------------------------------------------------------
Thomas W. White              49            1993          President, GTE Telephone Operations, 1995; Executive
                                                         Vice President - Network Operations, GTE Telephone
                                                         Operations, 1994; Executive Vice President - GTE
                                                         Telephone Operations, 1993; Senior Vice President -
                                                         General Office Staff, GTE Telephone Operations, 1989;
                                                         Director, all GTE domestic telephone subsidiaries, 1993 and
                                                         / or 1994; Director, Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1996.

                                           Year Assumed
                                         Present Position
                                    ---------------------------
                                                       the
         Name               Age        Telops         Company                         Position
-----------------------   -------   ------------   ------------  --------------------------------------------------
Thomas W. White (1)         49          1995            --       President of GTE Telephone Operations

John C. Appel (2)           47          1996           1995      President of the Company and Executive Vice President -
                                                                 Network Operations of GTE Telephone Operations

Mary Beth Bardin            41          1994           1995      Vice President - Public Affairs of GTE Telephone
                                                                 Operations and the Company

C. F. Bercher               52          1994           1995      Vice President - Consumer Markets of GTE Telephone
                                                                 Operations and the Company

Richard M. Cahill           57          1988           1995      Vice President - General Counsel of GTE Telephone
                                                                 Operations and the Company

Gerald K. Dinsmore          46          1994           1994      Senior Vice President - Finance and Planning of GTE
                                                                 Telephone Operations and the Company

William M. Edwards, III     47           --            1993      Controller of the Company

Michael B. Esstman          49          1994            --       Executive Vice President - Customer Segments of GTE
                                                                 Telephone Operations

William A. Griswold         43           --            1994      Vice President - Northeast Region of the Company

Gregory D. Jacobson         44           --            1994      Treasurer  of the Company

Brad M. Krall               54          1993           1995      Vice President - Centralized Operations of GTE
                                                                 Telephone Operations and the Company

Michael J. McDonough        46          1994           1995      Vice President - Business Markets of GTE Telephone
                                                                 Operations and the Company

Richard L. Schaulin         53          1989           1995      Vice President - Human Resources of GTE Telephone
                                                                 Operations and the Company

Charles J. Somes            49           --            1994      Secretary of the Company

Larry J. Sparrow            52          1994           1995      Vice President - Carrier Markets of GTE Telephone
                                                                 Operations and the Company

Alex Stadler                45          1994           1995      Vice President - Strategy and Technology Planning of
                                                                 GTE Telephone Operations and the Company

William A. Zielke           49           --            1994      Vice President - North Region of the Company

(1) Thomas W. White was appointed President of GTE Telephone Operations replacing Kent W. Foster, who was appointed President of GTE Corporation.

(2) John C. Appel was appointed Executive Vice President - Network Operations of GTE Telephone Operations, replacing Thomas W. White, who was appointed President of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1995 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1995. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1995 annual compensation for each of the named executive officers that was allocated to the Company.

                                                                                 Long-Term Compensation
                                                                    ------------------------------------------------
                                       Annual Compensation (1)              Awards                   Payouts
                                   -------------------------------- -----------------------  -----------------------
            (a)              (b)     (c)       (d)         (e)          (f)         (g)         (h)         (i)
                                                                                Securities
                                                      Other Annual  Restricted  Underlying     LTIP      All Other
Name and Principal                  Salary    Bonus   Compensation     Stock     Options/     Payouts  Compensation
Position in Group            Year  ($) (2)     ($)         ($)      Awards (#)   SARs (#)     ($) (3)     ($) (4)
---------------------------  ----  --------  -------  ------------- ----------- -----------  --------- -------------
John C. Appel                1995   239,600  258,100       --           --           63,500    162,800        10,194
 President                   1994   193,023  182,400       --           --           24,800     34,700         6,230

M. L. Keith, Jr.  (5)        1995   204,308  104,000       --           --           12,500         --         9,111
 Area Vice President - Sales 1994   201,558  115,100       --           --            5,500         --         5,384
                             1993   172,346   55,400       --           --            4,000         --         5,170

Kent B. Foster   (6)         1995   381,302  476,600       --           --          187,900    848,300        10,613
 President -                 1994   687,608  837,900       --           --          138,100    397,800         7,075
  GTE Telephone Operations   1993   603,659  531,700       --           --           58,800    117,100         6,502

Thomas W. White              1995   418,884  443,800       --           --           98,800    331,800        10,613
 President -                 1994   353,508  368,200       --           --           53,700    164,100         7,075
  GTE Telephone Operations   1993   328,696  282,600       --           --           22,600     52,700         7,067

Michael B. Esstman           1995   350,731  349,400       --           --           63,500    305,900         7,238
 Executive Vice President -  1994   327,546  358,200       --           --           53,700    158,300         4,998
 Customer Segments           1993   287,830  268,400       --           --           22,600     46,200         7,056
  GTE Telephone Operations

Gerald K. Dinsmore           1995   265,125  255,600       --           --           36,400    211,300        10,613
 Senior Vice President -     1994   248,438  233,800       --           --           30,900     97,800         7,075
 Finance and Planning        1993   213,061  206,900       --           --           14,500     14,800         6,207
  GTE Telephone Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore, for whom total annual amounts are shown above, is $113,779; $17,620; $187,667; $187,330; $155,016 and $115,294, respectively.

(2) The data in the table includes fees of $20,604, $22,896 and $21,944, respectively, received by Mr. Foster when he served as a director of BC TEL during 1995, 1994 and 1993, and fees of $289 and $2,869, respectively, for serving as a director of CANTV during 1994 and 1993. Mr. White received fees of $16,607 for serving as director of BC TEL during 1995. Both BC TEL and CANTV are indirectly-owned subsidiaries of GTE Corporation.

(3) 1995 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994-1995 performance period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single measure of long-term performance (return on equity) to a combined measure (return on equity and operating cash flow margin).

(4) All other compensation for 1995 includes company contributions to the GTE Savings Plan of $6,750 for each of Messrs. Appel, Keith, Foster, White and Dinsmore and $3,375 for Mr. Esstman. Also included are company contributions to the GTE Executive Salary Deferral Plan of $3,444 for Mr. Appel, $2,361 for Mr. Keith and $3,863 for each of Messrs. Foster, White, Esstman and Dinsmore.

(5) Mr. Keith, whose official title remained as Area Vice President - Sales, assumed the additional responsibilities of acting President in July 1994. In February 1995, Mr. Appel was elected President of the Company.

(6) Mr. Foster served as President of GTE Telephone Operations through June 1995 at which time he was elected President of GTE Corporation. Mr. White replaced Mr. Foster as President of GTE Telephone Operations.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1995, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                    Potential Realizable Value at
                                                                                     Assumed Annual Rate of Stock
                                                                                        Price Appreciation For
                                         Individual Grants (1)                                Option Term
                       ----------------------------------------------------------  --------------------------------
         (a)                 (b)               (c)            (d)         (e)        (f)       (g)          (h)
                                            Percent of
                          Number of       Total Options/
                          Securities       SARs Granted    Exercise
                          Underlying        to All GTE      Or Base
                        Options / SARs     Employees in      Price     Expiration
         Name            Granted (1)       Fiscal Year      ($/SH)        Date       0%         5%          10%
---------------------- ----------------  ---------------- -----------  ----------  -------  ----------  -----------
John C. Appel                    29,300             0.51% $     33.38   02/14/05    $ --     $  614,988  $ 1,558,501
                                 34,200             0.60%       35.81   08/12/05      --        769,996    1,951,166
M. L. Keith, Jr.                  6,500             0.11%       33.38   02/13/05      --        136,431      345,743
                                  6,000             0.11%       34.06   03/26/05      --        128,486      325,583
Kent B. Foster                  163,100             2.89%       33.38   02/13/05      --      3,423,364    8,675,477
                                 24,800             0.44%       34.44   07/02/05      --        536,922    1,360,557
Thomas W. White                  63,500             1.12%       33.38   02/13/05      --      1,332,824    3,377,638
                                 35,300             0.62%       35.75   07/30/05      --        793,375    2,010,409
Michael B. Esstman               63,500             1.11%       33.38   02/14/05      --      1,332,824    3,377,638
Gerald K. Dinsmore               36,400             0.64%       33.38   02/14/05      --        764,013    1,936,158

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1995. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 29, 1995.

        (a)                (b)            (c)                     (d)                             (e)
                                                          Number of Securities            Value of Unexercised
                                                         Underlying Unexercised        In-the-Money Options/SARs
                          Shares                         Options/SARs at FY-End              at FY-End ($)
                         Acquired        Value       ------------------------------  ------------------------------
Name                  On Exercise (#) Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------  -------------- --------------  --------------  --------------  --------------  --------------
John C. Appel                 15,132 $       55,354              --          82,468  $           --  $      799,764
M. L. Keith, Jr.                  --             --          13,199          17,501         148,303         180,822
Kent B. Foster                    --             --         251,331         299,569       2,836,272       3,071,409
Thomas W. White               19,800        227,700         105,566         142,134       1,227,717       1,428,689
Michael B. Esstman                --             --          49,166         106,834         526,500       1,141,425
Gerald K. Dinsmore            29,833        142,354          12,833          61,834         117,248         660,412


Long-Term Incentive Plan - Awards in Last Fiscal Year

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 40.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. Awards for the three-year performance cycle ending in 1995 were based on GTE's financial performance during the relevant cycle as measured by GTE's average Return on Equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance and to bring opportunities to company levels, the Committee established a special performance period of two-years to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the additional period were based on GTE's performance against ROE and OCFM goals for the two-year period. The Committee authorized grants for the three-year performance cycle ending in 1997. The payments under this cycle will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. 75% of the award is determined based on ROE performance and 25% of the award will be determined based on OCFM performance.

The Committee established minimum and target award opportunities for each cycle based upon competitive practices. In establishing the targeted performance objectives for ROE and OCFM, the Committee considered past performance, the strategic goals of GTE and the plans for implementing those goals. The established targets are designed to facilitate implementing strategic plans and improving performance.

At the time performance targets for the current LTIP cycles were established, a Common Stock Unit account was set up for each participant in the LTIP. An initial dollar amount for each account (target award) was determined based on the competitive performance bonus grant practices of the market comparator group. That amount was then divided by the average market price for GTE Common Stock for the calendar week preceding the day the account was established to determine the number of Common Stock Units in the account. The value of the account increased or decreased based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock was added on each dividend payment date. This amount was then converted into a number of

Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore are each eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1995 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                                             Estimated Future Payouts
                                                                       Under Non-Stock Price Based Plans (1)
                                                                ---------------------------------------------------
            (a)                    (b)              (c)               (d)              (e)               (f)
                                                Performance
                                              Or Other Period
                                Number of          Until
                              Shares, Units      Maturation
Name                         Or Other Rights     Or Payout       Threshold (2)      Target (3)       Maximum (4)
---------------------------  ---------------  ----------------  ---------------- ----------------  ----------------
John C. Appel                          2,256         29 Months               462            2,308
                                       4,700           3 Years               988            4,942
                                       1,322         17 Months               270            1,352
                                       1,865         24 Months               392            1,961
                                         225         12 Months                47              237
M. L. Keith, Jr.                         875         21 Months               184              920
                                       1,375         21 Months               289            1,446
Kent B. Foster                        15,400           3 Years             3,527           17,633
                                       2,415         30 Months               538            2,690
                                       1,450         18 Months               310            1,548
                                         610          6 Months               125              624
Thomas W. White                        5,900           3 Years             1,351            6,755
                                       2,495         29 Months               556            2,779
                                       1,465         17 Months               313            1,564
                                         370          5 Months                76              378
Michael B. Esstman                     5,900           3 Years             1,241            6,204
Gerald K. Dinsmore                     3,800           3 Years               799            3,996

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 29, 1995. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

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

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their respective performance targets, additional bonuses may be earned according to the following schedule:

               Performance Increment Above
                Maximum Performance Target                           Added Percentage to Maximum Awards
-------------------------------------------------------------------------------------------------------
             First and Second               .1%                                      +2%
             Third and Fourth               .1%                                      +3%
             Fifth and above                .1%                                      +4%


For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Foster, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the Executive Incentive Plan
(EIP) for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Foster, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation Executive Retired Life Insurance Plan (ERLIP). In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

Each of the Agreements remain in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend his respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

PENSION PLAN TABLE

                                                                 Years of Service
    Final Average               -----------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
----------------------          -----------------------------------------------------------------------------------
$              150,000          $     31,460      $     41,946     $      52,433     $     62,919     $      73,406
               200,000                42,335            56,446            70,558           84,669            98,781
               300,000                64,085            85,446           106,808          128,169           149,531
               400,000                85,835           114,446           143,058          171,669           200,281
               500,000               107,585           143,446           179,308          215,169           251,031
               600,000               129,335           172,446           215,558          258,669           301,781
               700,000               151,085           201,446           251,808          302,169           352,531
               800,000               172,835           230,446           288,058          345,669           403,281
               900,000               194,585           259,446           324,308          389,169           454,031
             1,000,000               216,335           288,446           360,558          432,669           504,781
             1,200,000               259,835           346,446           433,058          519,669           606,281
             1,500,000               325,085           433,446           541,808          650,169           758,531
             2,000,000               433,835           578,446           723,058          867,669         1,012,281


GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of December 31, 1995, the credited years of service under the plan for Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore are 20, 30, 25, 28, 26 and 20 respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP benefits are payable in a lump sum or an annuity.

         Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Appel, Foster, White, Esstman and Dinsmore a postretirement life insurance benefit of three times final base salary and provides Mr. Keith a postretirement life insurance benefit of two and one-half times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

         Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 29, 1996:

                                       Name and Address of              Shares of
           Title of Class               Beneficial Owner          Beneficial Ownership     Percent of Class
     --------------------------  ------------------------------- -----------------------  ------------------
     Common Stock of GTE         GTE Corporation                 978,351                         100%
     North Incorporated          One Stamford Forum              shares of record
                                 Stamford, Connecticut 06904

(b)   Security Ownership of Management as of December 31, 1995:

           Title of Class        Name of Director or Nominee (1) (2) (3)
     --------------------------  -------------------------------------------------------
     Common Stock of GTE         Richard M. Cahill                                54,481
     Corporation                 Gerald K. Dinsmore                               29,667
                                 Michael B. Esstman                              107,586
                                 Thomas W. White                                 119,761
                                                                 -----------------------
                                                                                 311,495
                                                                 =======================
                                 Executive Officers (1) (2) (3)
                                 -------------------------------------------------------
                                 John C. Appel                                     9,412
                                 M. L. Keith, Jr.                                 24,383
                                 Kent B. Foster                                  432,173
                                 Thomas W. White                                 119,761
                                 Michael B. Esstman                              107,586
                                 Gerald K. Dinsmore                               29,667
                                                                 -----------------------
                                                                                 722,982
                                                                 =======================
                                 All directors and executive
                                 officers as a group (1) (2) (3)               1,481,469
                                                                 =======================



(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Cahill, Dinsmore, Esstman, White, Appel, Keith, and Foster and all directors and executive officers as a group are 49,733; 27,267; 93,066; 106,699; 6,101; 20,532; 367,865; and 1,225,847 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)   There were no changes in control of the Company during 1995.

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

 PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - See GTE North Incorporated's consolidated financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1995-1993 (as required):

                  II - Valuation and Qualifying Accounts

   Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

   (3) Exhibits - Included in this report or incorporated by reference.

                  3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

                  3.2 Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No. 0-1210)

                  4* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File Nos. 33-50449 and 33-51911)

                  10 Material Contracts - Agreements Between GTE and Certain Executive Officers

                  12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

                  23    Consent of Independent Public Accountants

                  27    Financial Data Schedule

(b) Reports on Form 8-K

      On November 13, 1995, the Company filed a report on Form 8-K dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE North Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1995, 1994 and 1993

(Thousands of Dollars)

              Column A               Column B                Column C                 Column D        Column E
-------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                 ---------------------------------
                                                                                     Deductions
                                    Balance at                                          from
                                    Beginning       Charged to       Charged to       Reserves       Balance at
             Description             of Year          Income       Other Accounts     (Note 1)      Close of Year
-------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the years ended:

    December 31, 1995               $ 23,241        $ 35,409       $ 52,959 (2)       $ 87,550       $ 24,059
                                    =========================================================================
    December 31, 1994               $ 25,173        $ 38,292       $ 16,974 (2)       $ 57,198       $ 23,241
                                    =========================================================================
    December 31, 1993               $ 14,332        $ 37,577       $ 43,926 (2)       $ 70,662       $ 25,173
                                    =========================================================================

Accrued restructuring costs for the
  years ended (Note 3):

    December 31, 1995               $231,049        $   --         $   --             $137,548       $ 93,501
                                    =========================================================================
    December 31, 1994               $374,558        $   --         $   --             $143,509       $231,049
                                    =========================================================================
    December 31, 1993               $  --           $374,558       $   --             $   --         $374,558
                                    =========================================================================

NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) See Note 3 to the consolidated financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GTE NORTH INCORPORATED
                                          --------------------------------------
                                                      (Registrant)

Date  March 27, 1996                    By            John C. Appel
      ---------------------               --------------------------------------
                                                      John C. Appel
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John C. Appel                            President and Director                                      March 27, 1996
---------------------------              (Principal Executive Officer)
John C. Appel


Gerald K. Dinsmore                       Senior Vice President - Finance and                         March 27, 1996
---------------------------              Planning and Director
Gerald K. Dinsmore                       (Principal Financial Officer)


William M. Edwards, III                  Controller                                                  March 27, 1996
---------------------------              (Principal Accounting Officer)
William M. Edwards, III


Richard M. Cahill                        Director                                                    March 27, 1996
---------------------------
Richard M. Cahill


Michael B. Esstman                       Director                                                    March 27, 1996
---------------------------
Michael B. Esstman


Thomas W. White                          Director                                                    March 27, 1996
---------------------------
Thomas W. White

EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------
       3.2                 Amended Bylaws

        10                 Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        23                 Consent of Independent Public Accountants

        27                 Financial Data Schedule