Form 10-Q
period 1996-03-31
GTE NORTH INC
filed 1996-05-10
CIK 40867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            March 31, 1996

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


       (Former name, former address and formal fiscal year, if changed since last report)




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

The Company had 978,351 shares of $1,000 stated value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                              ---------------------------------
                                                                                 1996                   1995
                                                                              ------------          -----------
                                                                                    (Thousands of Dollars)
Revenues and sales:
  Local services                                                               $ 281,062              $ 263,519
  Network access services                                                        269,880                263,211
  Toll services                                                                   92,201                 94,722
  Other services and sales                                                        88,418                 65,980
                                                                               ---------              ---------
   Total revenues and sales                                                      731,561                687,432
                                                                               ---------              ---------

Operating costs and expenses:
  Cost of services and sales                                                     257,657                235,376
  Selling, general and administrative                                            106,855                 97,014
  Depreciation and amortization                                                  136,367                140,642
                                                                               ---------              ---------
   Total operating costs and expenses                                            500,879                473,032
                                                                               ---------              ---------
Operating income                                                                 230,682                214,400

  Interest - net                                                                  28,011                 28,400
                                                                               ---------              ---------
Income before income taxes                                                       202,671                186,000
  Income taxes                                                                    73,628                 70,045
                                                                               ---------              ---------
Net income                                                                     $ 129,043              $ 115,955
                                                                               =========              =========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                     1996               1995
                                                                   ---------          --------
         Net income                                                  $129.0            $116.0


Net income increased 11% or $13 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to higher revenues and sales, primarily local services and other services and sales, partially offset by corresponding higher operating expenses.


REVENUES AND SALES

                                                                        Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                      1996              1995
                                                                    --------          ---------
         Local services                                              $281.1            $263.5
         Network access services                                      269.9             263.2
         Toll services                                                 92.2              94.7
         Other services and sales                                      88.4              66.0
                                                                     ------            ------
          Total revenues and sales                                   $731.6            $687.4

Total revenues and sales increased 6% or $44.2 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 7% or $17.6 for the three months ended March 31, 1996, compared to the same period in 1995. The number of switched access lines increased 3% for the three months ended March 31, 1996, which generated additional revenue of $6.7. The increase is also due to growth in revenues of $3.9 from enhanced custom calling features, such as SmartCall(R), and $3.8 of growth in measured usage service revenue.

Network access service revenues increased 3% or $6.7 for the three months ended March 31, 1996, compared to the same period in 1995. Minutes of use increased 11% for the three months ended March 31, 1996, which generated additional revenues of $14.1. The increase is also due to $2.4 of higher special access revenue associated with growth in special access lines and an increase in revenue of $1.9 associated with access fees charged to cellular service providers. The increase is partially offset by favorable carrier settlements of $10 recorded in 1995.

Toll service revenues decreased 3% or $2.5 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease is primarily due to a decline in toll volume resulting from 10XXX and 1+ intraLATA toll competition of approximately $4, partially offset by favorable intrastate settlement activity of $1.5.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Other services and sales revenues increased 34% or $22.4 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to additional business equipment sales, primarily private branch exchange phone systems sales and the associated maintenance contracts, previously marketed through GTE Telecom Marketing Incorporated (TMC).


OPERATING COSTS AND EXPENSES

                                                                      Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                     1996               1995
                                                                   ---------          --------
         Total operating costs and expenses                          $500.9            $473.0


Total operating costs and expenses increased 6% or $27.9 for the three months ended March 31, 1996, compared to the same period in 1995.

The three month increase in operating costs and expenses is primarily attributable to a $10.3 increase in purchases of network software, higher material costs related to voice and data equipment sales of $6.1, higher pole attachment rental expense of $3.4 and increased advertising expense of $4.0.

INCOME TAXES

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ---------------------------
                                                                      1996               1995
                                                                    --------          ---------
         Income taxes                                                 $73.6             $70.0

Income taxes increased 5% or $3.6 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to a corresponding increase in pretax income.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1996, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1996 was cash from operations of $316.8 compared to $369.1 for the same period in 1995. The year-to-year decrease in cash flow from operations is primarily the result of an increase in working capital requirements, partially offset by improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first three months of 1996 were $128.6 compared to $114.8 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. Although higher in the first quarter, total year 1996 capital expenditures are expected to decrease from the 1995 level.

Cash used in financing activities was $196.3 during the first three months of 1996 compared to $270.7 for the same period in 1995. This included dividend payments of $98.5 in the first three months of 1996 compared to $54.8 for the same period in 1995. Financing activities also included a decrease in short-term debt of $98.2 for the first three months of 1996 compared to a decrease of $215.1 for the same period in 1995.

During 1995, the Company entered into forward contracts to sell $200 of U.S.Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in the fourth quarter of 1995, and will refinance in May 1996. Due to a mark-to-market valuation of these contracts at March 31, 1996, collateral of $17.9 was received from the counterparty and is being held in general funds until final settlement of the contracts. Final settlement of the forward contracts will occur at the time of the debt issuance in May 1996, at which time any gain or loss will be amortized over the life of the associated refinanced debt as an offset or addition to interest expense.


OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $1.9 have been incurred, including $1.1 to re-engineer customer service processes and $0.8 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $283 have been incurred, including $199.8 to re-engineer customer service processes and $50.9 to re-engineer administrative processes. The restructuring costs also include $32.3 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $91.6 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Illinois, Indiana and Michigan, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Michigan tariff entity. Overall, the proposed rates result in a $5.5 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin.

The Telecommunications Act of 1996 (the Telecommunications Act) forbids states from imposing any barriers to entry into local and toll competition. Local competition has been authorized in Illinois, Michigan, Pennsylvania and Wisconsin. In addition, Illinois, Michigan and Pennsylvania have concluded that intraLATA 1+ competition is in the public interest. The Company will be converting all capable offices in Illinois to 1+ intraMarket Service Area (MSA) toll presubscription by November 1996. On March 26, 1996, to comply with Public Act 216, the Michigan Public Service Commission (MPSC) ordered the Company to provide intraLATA 1+ dialing parity in all capable switches by June 30, 1996. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation. In Wisconsin, a Commission order is expected in July 1996 mandating when the Company is required to provide 1+ intraLATA equal access in its technically capable exchanges. In written comments, the Company has proposed a schedule implementing intraLATA equal access in Wisconsin beginning in September 1996, with all exchanges converted by March 1997. In Indiana, hearings will take place in July 1996 to hear testimony on the manner in which local-exchange carriers (LECs) should make 1+ and 0+ intraLATA access available.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. On December 20, 1995, an order was issued by the Illinois Commerce Commission (ICC) granting the Joint Petition for Approval of Stipulation and Agreement terminating Primary Toll Carrier (PTC) arrangements in the state of Illinois. Private line PTC was eliminated on March 31, 1996, and toll PTC will be eliminated July 15, 1996, thus dissolving the PTC arrangement for GTE in Illinois. After PTC termination, each LEC will be responsible for providing 1+ intraMarket Service Area (MSA) toll to its end users.

The ICC initiated a statewide access rate investigation in January 1996. The scope of this generic access docket includes the elimination of the Residual Interconnection Charge (RIC) as well as rate structures, wholesale usage, small LEC issues, classification of access services for incumbent versus new LECs, and effects of the Telecommunications Act. The Company is advocating a revenue neutral rate rebalancing in this docket.


In Michigan pursuant to Public Act 216, the Company eliminated an interLATA carrier common line surcharge retroactive to December 1, 1995, resulting in an access revenue reduction of $5.2. On January 15, 1996, an end user charge was implemented to generate local revenue of $5.2 resulting in a revenue neutral issue.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,            December 31,
                                                                                1996                  1995
                                                                            --------------        --------------
                                                                                    (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                            $     23,529          $     31,655
  Receivables, less allowances of $26,770 and $24,059                            647,729               662,350
  Inventories and supplies                                                        57,233                48,257
  Deferred income tax benefits                                                    70,086                76,993
  Prepaid taxes and other                                                         53,450                33,961
                                                                            ------------          ------------
   Total current assets                                                          852,027               853,216
                                                                            ------------          ------------
Property, plant and equipment, at cost                                         8,957,858             8,902,302
  Accumulated depreciation                                                   (6,126,680)           (6,060,728)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    2,831,178             2,841,574
Other assets, primarily employee benefit plans                                   613,634               594,291
                                                                            ------------          ------------
Total assets                                                                $  4,296,839          $  4,289,081
                                                                            ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                      $    534,946          $    435,443
  Accounts payable                                                               173,011               147,272
  Taxes payable                                                                  209,007               126,179
  Accrued interest                                                                19,335                21,149
  Accrued payroll costs                                                          109,517               150,728
  Dividends payable                                                              132,293                98,229
  Accrued restructuring costs                                                     91,601                93,501
  Other                                                                          127,834               134,691
                                                                            ------------          ------------
   Total current liabilities                                                   1,397,544             1,207,192
                                                                            ------------          ------------
Non-current liabilities:

  Long-term debt                                                               1,134,356             1,330,811
  Deferred income taxes                                                          186,866               177,199
  Employee benefit plans                                                         281,505               268,430
  Other liabilities                                                               17,032                22,382
                                                                            ------------          ------------
   Total non-current liabilities                                               1,619,759             1,798,822
                                                                            ------------          ------------
Preferred stock, subject to mandatory redemption                                  17,626                17,626
                                                                            ------------          ------------

Shareholders' equity:
  Preferred stock                                                                 29,033                29,033
  Common stock (978,351 shares issued)                                           978,351               978,351
  Additional paid-in capital                                                      43,110                43,110
  Retained earnings                                                              211,416               214,947
                                                                            ------------          ------------
   Total shareholders' equity                                                  1,261,910             1,265,441
                                                                            ------------          ------------
Total liabilities and shareholders' equity                                  $  4,296,839          $  4,289,081
                                                                            ============          ============

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                1996                  1995
                                                                              ---------             --------
                                                                                   (Thousands of Dollars)
Operations:
  Net income                                                                  $  129,043             $  115,955
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 136,367                140,642
   Deferred income taxes                                                          16,574                 15,545
   Provision for uncollectible accounts                                           10,271                  8,318
   Changes in current assets and current liabilities                              30,653                 97,578
   Other - net                                                                   (6,087)                (8,926)
                                                                              ----------             ----------
   Net cash from operations                                                      316,821                369,112
                                                                              ----------             ----------
Investing:
  Capital expenditures                                                         (128,602)              (114,847)
                                                                              ----------             ----------
   Cash used in investing                                                      (128,602)              (114,847)
                                                                              ----------             ----------

Financing:
  Long-term debt retired                                                        (17,598)                  (860)
  Dividends                                                                     (98,511)               (54,792)
  Decrease in short-term obligations, excluding current maturities              (98,179)              (215,097)
  Other - net                                                                     17,943                     --
                                                                              ----------             ----------
   Net cash used in financing                                                  (196,345)              (270,749)
                                                                              ----------             ----------
Decrease in cash and temporary investments                                       (8,126)               (16,484)


Cash and temporary investments:
  Beginning of period                                                             31,655                 30,373
                                                                              ----------             ----------
  End of period                                                               $   23,529             $   13,889
                                                                              ==========             ==========




See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE North Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits required by Item 601 of Regulation S-K

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the first quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GTE North Incorporated
                                              ----------------------------------
                                                        (Registrant)


Date:   May 10, 1996                               William M. Edwards, III
      -----------------                       ----------------------------------
                                                   William M. Edwards, III
                                                          Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
   Number                         Description
   -------                        -----------
     12        Statement re: Calculation of the Consolidated Ratio of Earnings
               to Fixed Charges

     27        Financial Data Schedule