Form 10-Q
period 1996-06-30
GTE NORTH INC
filed 1996-08-14
CIK 40867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             June 30, 1996

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

The Company had 978,351 shares of $1,000 stated value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                              ----------------------------        ----------------------------
                                                 1996              1995              1996              1995
                                              ----------        ----------        ----------        ----------
                                                                   (Thousands of Dollars)
REVENUES AND SALES:
  Local services                              $  278,626        $  266,839        $  559,688        $  530,358
  Network access services                        272,037           269,049           541,917           532,260
  Toll services                                   85,127            91,199           177,328           185,921
  Other services and sales                       100,394            78,649           188,812           144,629
                                              ----------        ----------        ----------        ----------
   Total revenues and sales                      736,184           705,736         1,467,745         1,393,168
                                              ----------        ----------        ----------        ----------
OPERATING COSTS AND EXPENSES:
  Costs of services and sales                    257,282           238,746           514,939           474,122
  Selling, general and administrative            122,852            97,021           229,707           194,035
  Depreciation and amortization                  118,436           139,608           254,803           280,250
                                              ----------        ----------        ----------        ----------
   Total operating costs and expenses            498,570           475,375           999,449           948,407
                                              ----------        ----------        ----------        ----------
OPERATING INCOME                                 237,614           230,361           468,296           444,761

  Interest - net                                  27,588            27,899            55,599            56,299
                                              ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES                       210,026           202,462           412,697           388,462
  Income taxes                                    78,270            73,238           151,898           143,283
                                              ----------        ----------        ----------        ----------
NET INCOME                                    $  131,756        $  129,224        $  260,799        $  245,179
                                              ==========        ==========        ==========        ==========





Per share data is omitted since the Company's common stock is 100% owned by GTE
                              Corporation (GTE).

           See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)
RESULTS OF OPERATIONS

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                 ------------------------             ------------------------
                                                  1996              1995               1996              1995
                                                 ------            ------             ------            ------
         Net income                              $131.8            $129.2             $260.8            $245.2

Net income increased 2% or $2.6 and 6% or $15.6 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to higher revenues and sales, primarily local services and other services and sales, and lower depreciation expense partially offset by higher operating expenses.

Revenues and Sales

                                                   Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                                 ------------------------           --------------------------
                                                  1996              1995              1996              1995
                                                 ------            ------           --------          --------
         Local services                          $278.6            $266.8           $  559.7          $  530.4
         Network access services                  272.1             269.1              541.9             532.3
         Toll services                             85.1              91.2              177.3             185.9
         Other services and sales                 100.4              78.6              188.8             144.6
                                                 ------            ------           --------          --------
          Total revenues and sales               $736.2            $705.7           $1,467.7          $1,393.2

Total revenues and sales increased 4% or $30.5 and 5% or $74.5 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 4% or $11.8 and 6% or $29.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 4% for both the three and six months ended June 30, 1996, which generated additional revenues of $8 and $14.7, respectively. The three and six month increases also reflect $3.3 and $9.1 growth in sales of CentraNet(R) and enhanced custom calling features, such as SmartCall(R), and $6.6 and $10.4 of growth in measured usage service revenues. These increases are partially offset by a reclassification in the second quarter of 1996 of $7.2.

Network access service revenues increased 1% or $3 and 2% or $9.6 for the three and six months ended June 30, 1996, respectively, compared to the same periods
in 1995.   Minutes of use increased 11% for both the three and six month periods ended June 30, 1996, which generated additional revenues of $15.2 and $31.2, respectively. The three and six month increases are also due to increases of $2.5 and $4.9 in special access revenues associated with growth in special access lines. These favorable items were partially offset by reductions in revenues of $14.5 and $22.1 reflecting the net effect of the interstate access revenues associated with the Federal Communication Commission's (FCC) price cap. The six month amounts were also impacted by favorable carrier settlements of $10 recorded in the first quarter of 1995.

Toll service revenues decreased 7% or $6.1 and 5% or $8.6 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to optional discount calling plans and 10XXX and 1+ intraLATA toll competition, partially offset by an increase in toll volumes.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Other services and sales revenues increased 28% or $21.8 and 31% or $44.2 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The three and six month increases are primarily due to additional business equipment sales, primarily private branch exchange phone systems sales and the associated maintenance contracts, previously marketed through GTE Telecom Marketing Incorporated (TMC).

Operating Costs and Expenses

                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                            June 30,
                                                 ------------------------             ------------------------
                                                  1996              1995               1996              1995
                                                 ------            ------             ------            ------
         Total operating costs and expenses      $498.6            $475.4             $999.4            $948.4


Total operating costs and expenses increased 5% or $23.2 and 5% or $51 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

The three and six month increases in operating costs and expenses are primarily attributable to higher sales and marketing costs associated with revenue generation efforts including higher labor costs of $10.4 for both the three and six month periods, higher material costs related to voice and data equipment sales of $9.8 and $15.9 for the three and six months ended June 30, 1996, respectively, increased telecommunication costs of $4.4 and $6.2, and increased contractor costs of $4.1 and $10.5. The increases are also the result of an increase in data processing costs of $6.6 for both periods and higher advertising expense of $3.2 and $7.2 for the three and six months ended June 30, 1996, respectively. The six month increase also includes higher pole attachment rental expense of $3.4. The three and six month increases are partially offset by lower depreciation expense of $21.2 and $25.5 primarily due to a one-time adjustment and prospective rate changes during the second quarter of 1996. The impact of $10.5 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $7.2 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

Income Taxes

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                  -----------------------             ------------------------
                                                  1996               1995              1996              1995
                                                  -----             -----             ------            ------
         Income taxes                             $78.3             $73.2             $151.9            $143.3

Income taxes increased 7% or $5.1 for the three months and 6% or $8.6 for the six months ended June 30, 1996 compared to the same periods in 1995. These increases are primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. As of July 1, 1996, the Company participated with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement the Company can issue up to $700 of commercial paper.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


The Company's primary source of funds during the first six months of 1996 was cash from operations of $580.5 compared to $408.4 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations and a decrease in the Company's working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first six months of 1996 were $263.3 compared to $263.2 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. In 1996, capital expenditures are expected to decrease slightly from the 1995 level.

Cash used in financing activities was $332.7 during the first six months of 1996 compared to $155.5 for the same period in 1995. This included dividend payments of $231.1 in the first six months of 1996 compared to $132.2 for the same period in 1995. The Company issued $200 of 7 5/8% debentures in May 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. Financing activities also included a decrease in short-term debt of $299.4 for the first six months of 1996, compared to a decrease of $21 for the same period in 1995 reflecting a reduction in commercial paper primarily from the proceeds of the debt issuance.

During 1995, the Company entered into forward contracts to sell $200 of U.S.Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in the fourth quarter of 1995, and refinanced in May 1996 (discussed above). A gain of approximately $19 occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.


OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $2.7 have been incurred, including $1.6 to re-engineer customer service processes and $1.1 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $283.8 have been incurred, including $200.3 to re-engineer customer service processes and $51.2 to re-engineer administrative processes. The restructuring costs also include $32.3 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $90.8 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Illinois, Indiana, Michigan and Wisconsin, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Michigan tariff entity. On June 24, 1996, the FCC ordered all local-exchange carriers (LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $5.2, effective July 1, 1996.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin.

The Telecommunications Act of 1996 (the Telecommunications Act) forbids states from imposing any barriers to entry into local and toll competition. Local competition has been authorized in Illinois, Michigan, Ohio, Pennsylvania and Wisconsin. Local competition is a current open docket in Indiana. A recent July 1, 1996 order required the filing of wholesale tariffs for bundled resale. In addition, Illinois, Michigan, Ohio and Pennsylvania have concluded that intraLATA 1+ competition is in the public interest. The Company will be converting all capable offices in Illinois to 1+ intraMarket Service Area (MSA) toll presubscription by November 1996. On March 26, 1996, to comply with Public Act 216, the Michigan Public Service Commission (MPSC) ordered the Company to provide intraLATA 1+ dialing parity in all capable switches by June 30, 1996. IntraLATA 1+ competition has been authorized in Ohio and Pennsylvania. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation. In Wisconsin, a Commission order was issued July 29, 1996 mandating the Company to provide 1+ intraLATA equal access in all of its exchanges by January 8, 1997. In Indiana, hearings took place in July to hear testimony on the manner in which LECs should make 1+ and 0+ intraLATA access available. A Commission order is expected in the third quarter of 1996.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. On December 20, 1995, an order was issued by the Illinois Commerce Commission (ICC) granting the Joint Petition for Approval of Stipulation and Agreement terminating Primary Toll Carrier (PTC) arrangements in the state of Illinois. Private line PTC was eliminated on March 31, 1996, and toll PTC was eliminated July 15, 1996, thus dissolving the PTC arrangement for GTE in Illinois. After PTC termination, each LEC will be responsible for providing 1+ intraMarket Service Area (MSA) toll to its end users.

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

In Michigan, pursuant to Public Act 216, the Company eliminated an interLATA carrier common line surcharge retroactive to December 1, 1995, resulting in an access revenue reduction of $5.2 . On January 15, 1996, an end user charge was implemented to generate local revenue of $5.2 resulting in a revenue neutral issue.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                                                                  (Thousands of Dollars)
                                ASSETS

CURRENT ASSETS:

  Cash and temporary investments                                            $     16,135          $     31,655
  Receivables, less allowances of $27,390 and $24,059                            629,916               662,350
  Inventories and supplies                                                        64,122                48,257
  Deferred income tax benefits                                                    63,176                76,993
  Prepaid taxes and other                                                         61,977                33,961
                                                                            ------------          ------------
   Total current assets                                                          835,326               853,216
                                                                            ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         9,005,775             8,902,302
  Accumulated depreciation                                                   (6,155,253)           (6,060,728)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    2,850,522             2,841,574
OTHER ASSETS, primarily employee benefit plans                                   653,086               594,291
                                                                            ------------          ------------
   Total assets                                                             $  4,338,934          $  4,289,081
                                                                            ============          ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                      $    351,759          $    435,443
  Accounts payable                                                               212,174               147,272
  Taxes payable                                                                  135,279               126,179
  Accrued interest                                                                22,026                21,149
  Accrued payroll costs                                                          139,490               150,728
  Dividends payable                                                              151,364                98,229
  Accrued restructuring costs                                                     90,824                93,501
  Other                                                                          136,924               134,691
                                                                            ------------          ------------
   Total current liabilities                                                   1,239,840             1,207,192
                                                                            ------------          ------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                               1,315,533             1,330,811
  Deferred income taxes                                                          199,095               177,199
  Employee benefit plans                                                         287,859               268,430
  Other liabilities                                                               37,671                22,382
                                                                            ------------          ------------
   Total non-current liabilities                                               1,840,158             1,798,822
                                                                            ------------          ------------
PREFERRED STOCK, subject to mandatory redemption                                  16,917                17,626
                                                                            ------------          ------------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                                 29,033                29,033
  Common stock (978,351 shares issued)                                           978,351               978,351
  Additional paid-in capital                                                      43,110                43,110
  Retained earnings                                                              191,525               214,947
                                                                            ------------          ------------
   Total shareholders' equity                                                  1,242,019             1,265,441
                                                                            ------------          ------------
   Total liabilities and shareholders' equity                               $  4,338,934          $  4,289,081
                                                                            ============          ============


           See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                 1996                  1995
                                                                              ----------            ----------
                                                                                   (Thousands of Dollars)
OPERATIONS:

  Net income                                                                  $  260,799            $  245,179

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 254,803               280,250
   Deferred income taxes                                                          35,713                30,752
   Provision for uncollectible accounts                                           18,180                18,278
   Changes in current assets and current liabilities                              33,350             (126,900)
   Other - net                                                                  (22,312)              (39,128)
                                                                              ----------            ----------
   Net cash from operations                                                      580,533               408,431
                                                                              ----------            ----------
INVESTING:
  Capital expenditures                                                         (263,333)             (263,197)
                                                                              ----------            ----------
   Cash used in investing                                                      (263,333)             (263,197)
                                                                              ----------            ----------
FINANCING:
  Long-term debt issued                                                          196,902                    --
  Long-term debt and preferred stock retired                                    (18,584)               (2,314)
  Dividends                                                                    (231,086)             (132,167)
  Decrease in short-term obligations, excluding current maturities             (299,390)              (21,010)
  Other - net                                                                     19,438                    --
                                                                              ----------            ----------
   Net cash used in financing                                                  (332,720)             (155,491)
                                                                              ----------            ----------
Decrease in cash and temporary investments                                      (15,520)              (10,257)

Cash and temporary investments:
  Beginning of period                                                             31,655                30,373
                                                                              ----------            ----------
  End of period                                                               $   16,135            $   20,116
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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (12) Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

              (27)  Financial Data Schedule

         (b)  The Company filed a report on Form 8-K dated May 7, 1996, under
              Item 7, "Financial Statements and Exhibits." No financial information was included with this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE North Incorporated
                                    ------------------------------
                                             (Registrant)


Date: August 14, 1996                   William M. Edwards, III
      ---------------               ------------------------------
                                        William M. Edwards, III
                                      Vice President - Controller
                                    (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                             Description
     -------                            -----------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule