Form 10-Q
period 1996-09-30
GTE NORTH INC
filed 1996-11-14
CIK 40867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended           September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from         to

Commission File Number               0-1210

                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WISCONSIN                                  35-1869961
  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

 600 Hidden Ridge, HQE04B12 - Irving, Texas              75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code    972-718-5600


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

The Company had 978,351 shares of $1,000 stated value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                           Three Months Ended         Nine Months Ended
                                             September 30,               September 30,
                                         -----------------------   -----------------------
                                            1996         1995         1996         1995
                                         ----------   ----------   ----------   ----------
                                                       (Thousands of Dollars)
REVENUES AND SALES
  Local services                         $  291,064   $  274,530   $  850,752   $  804,888
  Network access services                   271,652      260,654      813,569      792,914
  Toll services                              89,142       93,158      266,470      279,079
  Other services and sales                  110,371       87,066      299,183      231,695
                                         ----------   ----------   ----------   ----------
    Total revenues and sales                762,229      715,408    2,229,974    2,108,576
                                         ----------   ----------   ----------   ----------

OPERATING COSTS AND EXPENSES
  Costs of services and sales               283,753      261,385      798,692      735,507
  Selling, general and administrative       114,479      102,737      344,186      296,772
  Depreciation and amortization             119,706      140,783      374,509      421,033
                                         ----------   ----------   ----------   ----------
    Total operating costs and expenses      517,938      504,905    1,517,387    1,453,312
                                         ----------   ----------   ----------   ----------
OPERATING INCOME                            244,291      210,503      712,587      655,264

  Interest - net                             29,708       29,963       85,307       86,262
                                         ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                  214,583      180,540      627,280      569,002
  Income taxes                               76,557       66,527      228,455      209,810
                                         ----------   ----------   ----------   ----------
NET INCOME                               $  138,026   $  114,013   $  398,825   $  359,192
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

           See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)
RESULTS OF OPERATIONS

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                               -------------------       ---------------------
                                1996        1995           1996         1995
                               --------   --------       ---------   ---------
Net income                     $  138.0   $  114.0       $   398.8   $   359.2


Net income increased 21% or $24 and 11% or $39.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to higher revenues and sales, and lower depreciation expense partially offset by higher operating expenses.

Revenues and Sales

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                               -------------------       ---------------------
                                1996        1995           1996         1995
                               --------   --------       ---------   ---------
Local services                 $  291.1   $  274.5       $   850.7    $  804.9
Network access services           271.6      260.7           813.6       792.9
Toll services                      89.1       93.2           266.5       279.1
Other services and sales          110.4       87.0           299.2       231.7
                               --------   --------       ---------   ---------
  Total revenues and sales     $  762.2   $  715.4       $ 2,230.0   $ 2,108.6


Total revenues and sales increased 7% or $46.8 and 6% or $121.4 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 6% or $16.6 and 6% or $45.8 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 3% for both the three and nine months ended September 30, 1996, which generated revenues of $4.9 and $19.6, respectively. The increase in local service revenues for both periods of 1996 also reflects growth of $5.8 and $14.9 in sales of CentraNet(trademark) and enhanced custom calling features, such as SmartCall(trademark), and growth of $0.7 and $8.3 in measured usage service revenues. A revenue neutral rate restructuring in Michigan, effective fourth quarter 1995, resulted in an increase in local service revenues of $3.3 and $9.8, which is offset by corresponding decreases in both network access and toll services revenues. An adjustment to correct the billing of certain state excise taxes in the second quarter of 1996 of $7.2 partially offset the nine month increase.

Network access service revenues increased 4% or $10.9 and 3% or $20.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Minutes of use increased 11% for both the three and nine month periods ended September 30, 1996, generating revenues of $14.5 and $45.7, respectively. Growth in special access lines producing revenues of $2.5 and $7.4 also contributed to increased network access service revenues. Reductions of $5.7 and $27.8 reflecting the net effect of the changes in interstate access revenues associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps and the rate restructure in Michigan, as discussed above, partially offset the increases to revenues. The nine month period was also impacted by favorable carrier settlements of $10 recorded in the first quarter of 1995.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Toll service revenues decreased 4% or $4.1 and 5% or $12.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to optional discount calling plans and 10XXX and 1+ intraLATA toll competition, partially offset by an increase in toll volumes primarily as a result of the Illinois conversion to an Originating Responsibility Plan (ORP). The effect of the rate restructure in Michigan as discussed above in local service revenues also contributed to the decrease in toll service revenues.

Other services and sales revenues increased 27% or $23.4 and 29% or $67.5 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The three and nine month increases are primarily due to additional business equipment sales, primarily private branch exchange phone systems sales and the associated maintenance contracts, previously marketed through GTE Telecom Marketing Incorporated (TMC).

Operating Costs and Expenses

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                   ---------------------   --------------------
                                      1996        1995        1996       1995
                                   -----------  --------   ----------  --------
Total operating costs and expenses $     517.9  $  504.9   $  1,517.4  $1,453.3


Total operating costs and expenses increased 3% or $13 and 4% or $64.1 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Higher costs associated with revenue generation efforts contributed to increases in operating costs and expenses resulting in higher material and equipment costs related to business equipment sales of $10.7 and $26.6 for the three and nine months ended September 30, 1996, respectively, increased telecommunication costs of $4 and $10.2, higher operating taxes of $10.6 for both periods and increased contractor costs of $0.5 and $11. The nine month increase also includes higher advertising expense of $7 and higher pole attachment rental expense of $2.5. In addition, the increases are the result of an increase in data processing costs of $7.1 and $9.5 for the three and nine months ended September 30, 1996, respectively, and a reserve of $5.7 for inside wire maintenance settlement costs recorded in the third quarter of 1996. The three month increase is partially offset by actuarial adjustments to the Company's benefit plans of $8.4 recorded in the third quarter of 1996. Lower depreciation expense of $21.1 and $46.5, primarily due to a one-time adjustment and prospective rate changes during the second quarter of 1996, partially offset the three and nine month increases. The impact of $10.5 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $7.2 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

Income Taxes

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                   ---------------------   --------------------
                                      1996        1995        1996       1995
                                   -----------  --------   ----------  --------
Income taxes                       $    76.6  $  66.5      $  228.5    $  209.8


Income taxes increased 15% or $10.1 and 9% or $18.7 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily due to corresponding increases in pre-tax income offset by adjustments to prior years' tax provision.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $700 of commercial paper. In November 1996, the Company issued $250 of 6.90% debentures to refinance the debt called and redeemed in the fourth quarter of 1995.

The Company's primary source of funds during the first nine months of 1996 was cash from operations of $859.9 compared to $666.2 for the same period in 1995. The year-to-year increase in cash from operations primarily reflects improved results from operations and a decrease in the Company's working capital requirements. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1996 were $428.1 compared to $408 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for 1996 to increase from the 1995 level, reflecting the continuing modernization of facilities and anticipated growth.

Cash used in financing activities was $453 during the first nine months of 1996 compared to $243.7 for the same period in 1995. This included dividend payments of $382.7 in the first nine months of 1996 compared to $217.7 for the same period in 1995. The Company issued $200 of 7 5/8% debentures in May 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. Financing activities also included a decrease in short-term debt of $239.8 for the first nine months of 1996, compared to an increase of $28.6 for the same period in 1995 reflecting a reduction in commercial paper primarily from the proceeds of the debt issuance.

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


OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $3.3 have been incurred, including $2 to re-engineer customer service processes and $1.3 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $284.4 have been incurred, including $200.7 to re-engineer customer service processes and $51.4 to re-engineer administrative processes. The restructuring costs also include $32.3 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $90.2 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On August 8, 1996, the FCC published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. It is expected that in December 1996, the first state commission decision determining the prices and terms of unresolved issues will be released. Subsequent decisions are expected to be issued over a period extending through the first quarter of 1997.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Michigan tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $5.2, effective July 1, 1996.

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Local competition has been authorized in Illinois, Michigan, Ohio, Pennsylvania and Wisconsin. Local competition is a current open docket in Indiana. A recent July 1, 1996 order required the filing of wholesale tariffs for bundled resale. In addition, Illinois, Michigan, Ohio, Pennsylvania and Wisconsin have concluded that intraLATA 1+ competition is in the public interest. The Company converted all capable offices in Illinois to 1+ intraMarket Service Area (MSA) toll presubscription by November 1, 1996. In Michigan, the Company provided intraLATA 1+ dialing parity in all capable switches by June 30, 1996 as ordered by the Michigan Public Service Commission (MPSC) to comply with Public Act 216. IntraLATA 1+ competition has been authorized in Ohio and Pennsylvania. In Wisconsin, a Commission order was issued July 29, 1996 mandating the Company to provide 1+ intraLATA equal access in all of its exchanges by January 8, 1997. In Indiana, hearings took place in July to hear testimony on the manner in which LECs should make 1+ and 0+ intraLATA access available. A Commission order is expected by year end 1996.

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

The ICC initiated a statewide access rate investigation in January 1996. The scope of this generic access docket included the elimination of the Residual Interconnection Charge (RIC) as well as rate structures, wholesale usage, small LEC issues, classification of access services for incumbent versus new LECs, and effects of the Telecommunications Act. In August 1996, this investigation was dismissed pending an FCC order on access charge reform.

In Michigan, pursuant to Public Act 216, the Company eliminated an interLATA carrier common line (CCL) surcharge retroactive to December 1, 1995, resulting in an access revenue reduction of $5.2. On January 15, 1996, an end user charge was implemented to generate local revenue of $5.2 in order to compensate the Company for CCL surcharge revenues lost.

In Ohio on October 9, 1996, the Company filed to reduce its intrastate terminating Carrier Common Line Charge (CCLC) by $10, effective November 15, 1996.

Eleven separate class action lawsuits have been brought against the Company and five of its affiliates relating to the provision of inside wire maintenance services. All cases are in different stages in the various legal systems. On August 8, 1996, a preliminary settlement was reached in one of the cases. The Court has conditionally certified this case as a national class of plaintiffs for settlement purposes. While all cases have not yet been consolidated, it is GTE's intent to consolidate all pending lawsuits and effect a nationwide settlement of all inside wire claims. A fairness hearing will be held on December 18, 1996. This hearing will allow for any objections to the settlement and could finally approve the settlement. If accepted, all pending lawsuits would be dismissed and future lawsuits would be precluded from 1987 to the date of settlement. Management believes that the Company has adequately provided for this settlement in its financial statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
                                                             1996           1995
                                                         ------------   -----------
                                                           (Thousands of Dollars)
                                 ASSETS
CURRENT ASSETS:
  Cash and temporary investments                         $    10,390    $    31,655
  Receivables, less allowances of $31,542 and $24,059        614,975        662,350
  Inventories and supplies                                    60,597         48,257
  Deferred income tax benefits                                23,960         76,993
  Prepaid taxes and other                                     47,806         33,961
                                                         -----------    -----------
    Total current assets                                     757,728        853,216
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost                     9,108,353      8,902,302
  Accumulated depreciation                                (6,226,311)    (6,060,728)
                                                         -----------    -----------
    Total property, plant and equipment, net               2,882,042      2,841,574
OTHER ASSETS, primarily employee benefit plans               675,916        594,291
                                                         -----------    -----------
    Total assets                                         $ 4,315,686    $ 4,289,081
                                                         ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities   $   157,383    $   435,443
  Accounts payable                                           178,835        147,272
  Taxes payable                                              138,995        126,179
  Accrued interest                                            24,882         21,149
  Accrued payroll costs                                      150,320        150,728
  Dividends payable                                          141,720         98,229
  Accrued restructuring costs                                 90,169         93,501
  Other                                                      161,545        134,691
                                                         -----------    -----------
    Total current liabilities                              1,043,849      1,207,192
                                                         -----------    -----------

  Long-term debt                                           1,541,668      1,330,811
  Deferred income taxes                                      164,997        177,199
  Employee benefit plans                                     291,799        268,430
  Other liabilities                                           18,634         22,382
                                                         -----------    -----------
    Total liabilities                                      3,060,947      3,006,014
                                                         -----------    -----------

PREFERRED STOCK, subject to mandatory redemption              16,696         17,626
                                                         -----------    -----------

SHAREHOLDERS' EQUITY:
  Preferred stock                                             29,033         29,033
  Common stock (978,351 shares issued)                       978,351        978,351
  Additional paid-in capital                                  43,110         43,110
  Retained earnings                                          187,549        214,947
                                                         -----------    -----------
    Total shareholders' equity                             1,238,043      1,265,441
                                                         -----------    -----------
    Total liabilities and shareholders' equity           $ 4,315,686    $ 4,289,081
                                                         ===========    ===========

           See Notes to Condensed Consolidated Financial Statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1996          1995
                                                                                ---------    ---------
                                                                                (Thousands of Dollars)
OPERATIONS
  Net income                                                                    $ 398,825    $ 359,192

  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                 374,509      421,033
    Deferred income taxes                                                          40,831       45,957
    Provision for uncollectible accounts                                           28,897       24,739
    Change in current assets and current liabilities                               75,263     (113,718)
    Other - net                                                                   (58,475)     (71,024)
                                                                                ---------    ---------
    Net cash from operations                                                      859,850      666,179
                                                                                ---------    ---------

INVESTING
  Capital expenditures                                                           (428,087)    (408,007)
  Acquisition of assets                                                              --         (5,200)
  Other - net                                                                        --            334
                                                                                ---------    ---------
    Net cash used in investing                                                   (428,087)    (412,873)
                                                                                ---------    ---------

FINANCING
  Long-term debt issued                                                           196,902         --
  Long-term debt and preferred stock retired                                      (46,846)     (54,633)
  Dividends                                                                      (382,732)    (217,711)
  Increase (decrease) in short-term obligations, excluding current maturities    (239,790)      28,600
  Other - net                                                                      19,438         --
                                                                                ---------    ---------
    Net cash used in financing                                                   (453,028)    (243,744)
                                                                                ---------    ---------
Increase (decrease) in cash and temporary investments                             (21,265)       9,562

Cash and temporary investments:
  Beginning of period                                                              31,655       30,373
                                                                                ---------    ---------
  End of period                                                                 $  10,390    $  39,935
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

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K.

            (12) Statement re: Calculation of the Consolidated Ratio of
                 Earnings to Fixed Charges

            (27) Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GTE North Incorporated
                                         ----------------------------------
                                                  (Registrant)



Date:    November 14, 1996                    William M. Edwards, III
      ------------------------           ----------------------------------
                                              William M. Edwards, III
                                            Vice President - Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibit
  Number                               Description
----------   -------------------------------------------------------------------
   12        Statement re: Calculation of the Consolidated Ratio of Earnings to
             Fixed Charges

   27        Financial Data Schedule