Form 10-K405
period 1996-12-31
GTE NORTH INC
filed 1997-03-26
CIK 40867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended        December 31, 1996
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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
                                        YES  X      NO
                                           -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.    X
                 -----

THE COMPANY HAD 978,351 SHARES OF $1,000 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                               Page
Part I
       1.    Business                                                                   1

       2.    Properties                                                                 5

       3.    Legal Proceedings                                                          5

       4.    Submission of Matters to a Vote of Security Holders                        5

Part II
       5.    Market for the Registrant's Common Equity and Related                      6
             Shareholder Matters

       6.    Selected Financial Data                                                    7

       7.    Management's Discussion and Analysis of Financial                          8
             Condition and Results of Operations

       8.    Financial Statements and Supplementary Data                               14

       9.    Changes in and Disagreements with Accountants on                          37
             Accounting and Financial Disclosure

Part III
     10.     Directors and Executive Officers of the Registrant                        38

     11.     Executive Compensation                                                    41

     12.     Security Ownership of Certain Beneficial Owners and Management            49

     13.     Certain Relationships and Related Transactions                            49

Part IV
     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K           50

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

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1996, was as follows:

                                                 Access
                   State                      Lines Served
                 ----------                   ------------
                 Illinois                          904,598
                 Indiana                           990,725
                 Michigan                          697,137
                 Ohio                              896,498
                 Pennsylvania                      676,675
                 Wisconsin                         512,858
                                                 ---------
                    Total                        4,678,491
                                                 =========


At December 31, 1996, the Company had 11,543 employees.

In 1996, agreements were reached on four contracts with the International Brotherhood of Electrical Workers (IBEW) and three contracts with the Communications Workers of America (CWA). During 1997, six contracts with the IBEW, two contracts with the CWA, and one contract with the Bakery, Confectionary and Tobacco Workers (BCTW) will expire.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released (See
Note 11 of the Company's consolidated financial statements included in Item 8). Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Illinois, Indiana, Michigan, Ohio, Pennsylvania, and Wisconsin. In addition, nineteen states, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in Michigan and Wisconsin have adopted price regulation for intrastate telephone service. Regulatory commissions in the states of Illinois, Indiana, Ohio and Pennsylvania continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

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

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE North Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $374.6 million re-engineering program. Total costs of the program included $251.6 million related to improvements in customer service processes, $90.7 million related to improvements in administrative processes and $32.3 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, three in California and three in Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.

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

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $3 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 33% of gross plant of $9.2 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 of the Company's consolidated financial statements included in Item 8.

Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's consolidated financial statements.

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


SHAREHOLDER SERVICES

The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 6.  Selected Financial Data

GTE North Incorporated and Subsidiary

                                                                 Years Ended December 31,
                                              ----------------------------------------------------------------
Selected Income Statement Items (a)               1996        1995            1994       1993(b)       1992
-----------------------------------           ----------------------------------------------------------------
                                                                  (Thousands of Dollars)
Revenues and sales                          $2,988,803   $  2,861,163     $2,794,465   $2,637,564   $2,591,750
Operating costs and expenses                 2,002,253      1,981,530      1,924,409    2,383,648    1,920,300
                                            ------------------------------------------------------------------
Operating income                               986,550        879,633        870,056      253,916      671,450
Interest - net                                 113,875        114,646        109,487      113,775      115,144
Income taxes                                   321,175        271,743        284,293       34,925      186,764
                                            ------------------------------------------------------------------
Income before extraordinary charges            551,500        493,244        476,276      105,216      369,542
Extraordinary charges                               --     (1,253,960)(c)         --      (14,270)          --
                                            ------------------------------------------------------------------
Net income (loss)                           $  551,500   $   (760,716)    $  476,276   $   90,946   $  369,542
                                            ==================================================================

Dividends declared on common stock          $  548,502   $    336,000     $  277,729   $  165,052   $  364,162
Dividends declared on preferred stock            2,559          2,592          2,643        2,680        2,731

--------------------------------------------------------------------------------

                                                                 Years Ended December 31,
                                              ----------------------------------------------------------------
Selected Balance Sheet Items                    1996        1995            1994       1993(b)       1992
----------------------------                  ----------------------------------------------------------------
                                                                  (Thousands of Dollars)
Property, plant and equipment, net (c)        $2,939,321   $2,841,574     $4,780,079   $4,680,338   $4,635,444
Total assets                                   4,609,928    4,289,081      6,120,013    5,813,016    5,679,570
Long-term debt and preferred stock,
  subject to mandatory redemption              1,549,587    1,348,437      1,384,397    1,486,589    1,387,072
Shareholders' equity                           1,265,880    1,265,441      2,364,657    2,168,750    2,245,719

--------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) Operating income in 1993 included a $374.6 million pre-tax charge for restructuring costs which reduced net income by $230.8 million.
(c) See Note 2 of the consolidated financial statements included in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE North Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services to customers in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. At December 31, 1996, the Company served 4,678,491 access lines in its service territories.

RESULTS OF OPERATIONS

                                              Years Ended December 31,
                                         ----------------------------------
                                           1996         1995         1994
                                         -------       ------      --------
   Net income (loss)                    $551.5       $(760.7)         $476.3

The net loss for 1995 includes one-time extraordinary charges (net of tax) of $1,241.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $12.5 for the early retirement of debt in the fourth quarter of 1995.

Excluding the extraordinary charges discussed above, net income increased 12% or $58.3 in 1996 and 4% or $17 in 1995. The 1996 increase represents higher revenues and sales, reflecting customer growth with a 3.7% increase in access lines and an 11% increase in minutes of use, and lower depreciation expense, partially offset by higher operating costs. The 1995 increase is primarily attributable to higher revenues and sales reflecting customer growth, partially offset by higher depreciation expense and higher operating costs.

 REVENUES AND SALES

                                                                     Years Ended December 31,
                                                               --------------------------------------
                                                                 1996           1995           1994
                                                               --------       --------       --------
   Local services                                              $1,148.3       $1,081.1       $1,040.2
   Network access services                                      1,081.4        1,060.7        1,032.8
   Toll services                                                  352.4          366.6          395.6
   Other services and sales                                       406.7          352.8          325.9
                                                               --------       --------       --------
      Total revenues and sales                                 $2,988.8       $2,861.2       $2,794.5

Total revenues and sales increased 4% or $127.6 in 1996 and 2% or $66.7 in 1995.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 6% or $67.2 in 1996 and 4% or $40.9 in 1995. The number of access lines increased 3.7% in 1996, generating $30.9 of additional revenues which reflects both customer growth and second line promotions. A revenue-neutral rate restructuring in Michigan, effective fourth quarter 1995, resulted in an increase in local service revenues of $13, which is offset by corresponding decreases in both network access and toll services revenues.
Also contributing to the 1996 increase are growth of $10.7 in sales of CentraNet (R), growth of $9.7 in sales of enhanced custom calling features, such as SmartCall (R), and growth of $4.8 in sales of integrated digital services, which enable rapid transmission of voice, data, image and text, such as Internet access. An adjustment to correct the billing of certain state excise taxes in the second quarter of 1996 of $7.2 partially offsets the 1996 increases. The 1995 increase is attributable to customer growth as reflected by a 3.5% increase in access lines, which generated additional revenues of $28.4, and $5.2 growth in E911 revenues. In addition, the increase represents a $13.5 growth in sales of custom calling features (e.g. SmartCall (R), CLASS services, etc.) and Integrated Services Digital Network (ISDN), a service that permits rapid transmission of voice, data, image and text over one line. These increases are partially offset by a $3.4 decline in revenues associated with rate reductions.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local- exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Revenues derived from network access services increased 2% or $20.7 in 1996 and 3% or $27.9 in 1995. The 1996 increase is primarily due to an 11% increase in minutes of use, which generated $59.2 of additional revenues. In addition, special access revenues increased $9.7 reflecting growth in dedicated lines. A reduction of $44.2 in interstate access revenues reflecting the net effect of the rate changes associated with the Federal Communications Commission's (FCC) 1995 and 1996 price caps and the rate restructure in Michigan, as discussed above, partially offset the increases to revenues in 1996. The 1995 increase is primarily due to a 10% increase in minutes of use, which generated $38.3 of additional revenues, an $8 increase in end user access charge revenues associated with growth in access lines and a growth in cellular and directory assistance revenues of $4.6.
These increases are partially offset by a decrease in network access service revenues as the result of interstate price reductions of $24.5.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 4% or $14.2 in 1996 and 7% or $29 in 1995. The 1996 decrease reflects the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. Additionally, this reduction results from intraLATA toll competition, partially offset by an increase in toll volumes primarily due to the Illinois conversion to an Originating Responsibility Plan (ORP). Furthermore, the effect of the rate restructure in Michigan, as discussed above in local service revenues, and $5.9 of unfavorable intrastate settlement activity contributed to the 1996 decline in toll service revenues. The 1995 decrease is driven by a decline in toll usage resulting from 10XXX intraLATA toll competition, price reductions and lower toll revenues for extended area service which is offset in local service revenues.

Other services and sales revenues increased 15% or $53.9 in 1996 and 8% or $26.9 in 1995. The 1996 and 1995 increases are primarily due to $57.1 and $36.3, respectively, of additional Telephone Sales and Services (TSS) revenues generated from the sale of products and services previously marketed through GTE Telecom Marketing Incorporated (TMC). The Company purchased certain assets from TMC, an affiliated sales and services company, in the third quarter of 1995. The 1996 increase is also related to higher directory advertising revenues of $6.1 due to timing of publications and growth of $3.4 in sales of radio paging and voice messaging services. These 1996 increases are partially offset by a decrease of $12.5 in billing and collection revenues. The 1995 increase is also attributable to growth of $9 in E911 equipment, radio paging and voice messaging revenues. These 1995 increases are partially offset by a decrease in billing and collection revenues of $21.

OPERATING COSTS AND EXPENSES

                                                         Years Ended December 31,
                                                   --------------------------------------
                                                     1996           1995           1994
                                                   --------       --------       --------
   Cost of services and sales                      $1,061.0       $1,003.3       $1,027.1
   Selling, general and administrative                447.1          412.8          363.4
   Depreciation and amortization                      494.2          565.4          533.9

      Total operating costs and expenses           $2,002.3       $1,981.5       $1,924.4

Total operating costs and expenses increased 1% or $20.8 in 1996 and 3% or $57.1 in 1995.

The 1996 increase represents higher cost of services and sales expense and higher selling, general and administrative costs associated with revenue generation efforts, reduced partially by lower depreciation costs. The 1996 increase generally reflects higher material costs of $23.8 related to business equipment sales, greater labor costs of $17.1, including contractor costs, and increased telecommunication costs of $15. In addition, the 1996 increase is related to higher application software costs of $14.7, higher data processing costs of $11.9, and higher operating taxes of $5.8. Also contributing to the 1996 increase are the change in actuarial adjustments to the Company's benefit plans of $7.8 and a reserve of $5.7 for inside wire maintenance settlements, as discussed below. These increases are partially offset by a net $71.2 decrease in depreciation due to revised estimates of future net salvage value and remaining useful lives, partially offset by growth in depreciable plant investment. The impact of $28.1 in pension settlement gains recorded in 1996 was offset by settlement gains of $13.2 recorded in 1995 which resulted from lump-sum payments from the Company's pension plans.

The increase in operating costs and expenses for 1995 includes the effect of settlement gains associated with lump-sum payments from the Company's pension plan of $13.2 recorded in 1995 offset by $62.6 recorded in 1994. Also contributing to the 1995 increase is higher depreciation expense of $31.5 due to revised estimates of future net salvage value and remaining useful lives and by growth in depreciable plant investment. These 1995 increases are partially offset by lower contractor costs of $11.5 and net decreases in carrier billing settlements of $11.


  OTHER EXPENSE

                                                         Years Ended December 31,
                                                   --------------------------------------
                                                     1996           1995           1994
                                                   --------       --------       --------
   Interest - net                                  $113.9         $114.6         $109.5
   Income taxes                                     321.2          271.7          284.3

Interest - net remained relatively unchanged in 1996 and increased 5% or $5.1 in 1995. The 1995 increase is primarily due to higher average commercial paper levels and higher average short-term interest rates.

Income taxes increased 18% or $49.5 in 1996 and decreased 4% or $12.6 in 1995. The 1996 increase corresponds to the increase in pre-tax income and adjustments to prior years' tax liabilities. The 1995 decrease includes adjustments to prior years' tax liabilities.

CAPITAL  RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $700 of commercial paper. The Company has an existing shelf registration statement for an additional $150 of debentures.

The Company's primary source of funds during 1996 was cash flow from operations of $1,094.7 compared to $819.3 in 1995. The increase in cash flow from operations is primarily the result of lower working capital requirements and improved results from operations. Cash from operations was also utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during 1996 were $609 compared to $608.4 during the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded service capabilities. The Company's anticipated construction costs for 1997 are expected to increase slightly from the 1996 level, reflecting the continued expansion of existing networks and upgrades associated with the support of expanded services.

On August 30, 1995, the Company purchased certain assets from TMC, an affiliated telephone sales and services company, for $5.2. The Company used cash from operations to fund the purchase.

Net cash used in financing was $504.4 in 1996 compared to $204.7 in 1995. This included dividend payments of $524.7 in 1996 compared to $294.9 in 1995. The Company issued $200 of 7.625% debentures in May 1996 and $250 of 6.90% debentures in November 1996 to refinance the debt called and redeemed in the
fourth quarter of 1995.   Financing activities also included a decrease in
short-term debt of $398.4 for 1996 compared to an increase of $392.9 for the same period in 1995 reflecting the repayment of commercial paper primarily from the proceeds of the debt issuances.

At December 31, 1995, the Company had entered into forward contracts to sell $200 of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and subsequently refinanced in May 1996, discussed above. A gain of approximately $19 occurred upon settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin as to its intrastate business operations and by the FCC as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act of 1996 (the
Telecommunications Act). The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require LECs to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. In addition, nineteen states, including Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in Michigan and Wisconsin have adopted price regulation for intrastate telephone service. Regulatory commissions in the states of Illinois, Indiana, Ohio and Pennsylvania continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that LECs may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

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

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                                             1996             1995             1994
-----------------------                                           ----------       ----------       ----------
                                                                              (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                                                 $ 1,148,302      $ 1,081,085      $ 1,040,206
  Network access services                                          1,081,374        1,060,670        1,032,752
  Toll services                                                      352,431          366,649          395,636
  Other services and sales                                           406,696          352,759          325,871
                                                                 -----------      -----------      -----------
   Total revenues and sales                                        2,988,803        2,861,163        2,794,465
                                                                 -----------      -----------      -----------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                                       1,060,968        1,003,323        1,027,139
  Selling, general and administrative                                447,127          412,802          363,363
  Depreciation and amortization                                      494,158          565,405          533,907
                                                                 -----------      -----------      -----------
   Total operating costs and expenses                              2,002,253        1,981,530        1,924,409
                                                                 -----------      -----------      -----------
OPERATING INCOME                                                     986,550          879,633          870,056

OTHER EXPENSE
  Interest  - net                                                    113,875          114,646          109,487
                                                                 -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                           872,675          764,987          760,569
  Income taxes                                                       321,175          271,743          284,293
                                                                 -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY CHARGES                                  551,500          493,244          476,276
  Extraordinary charges                                                   --       (1,253,960)              --
                                                                 -----------      -----------      -----------
NET INCOME (LOSS)                                                $   551,500      $  (760,716)     $   476,276
                                                                 ===========      ===========      ===========

(a) Includes billings to affiliates of $96,491, $91,192 and $92,406 for the years 1996-1994, respectively.
(b) Includes billings from affiliates of $201,630, $203,520, and $155,446 for the years 1996-1994, respectively.


See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                                            1996             1995
-----------                                                                        -----------      -----------
                                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $   12,975       $   31,655
  Receivables, less allowances of $31,248 and $24,059                                 805,965          662,350
  Inventories and supplies                                                             40,996           48,257
  Deferred income tax benefits                                                         59,438           76,993
  Other                                                                                24,623           33,961
                                                                                   ----------       ----------
   Total current assets                                                               943,997          853,216
                                                                                   ----------       ----------

Property, plant and equipment, net                                                  2,939,321        2,841,574
Employee benefit plans                                                                686,134          560,087
Other assets                                                                           40,476           34,204
                                                                                   ----------       ----------
Total assets                                                                       $4,609,928       $4,289,081
                                                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                             $  257,766       $  435,443
  Accounts payable                                                                    159,098          108,210
  Affiliate payables and accruals                                                      67,989           39,062
  Advanced billings and customer deposits                                              62,743           58,680
  Taxes payable                                                                       159,589          126,179
  Accrued interest                                                                     24,031           21,149
  Accrued payroll costs                                                               219,406          150,728
  Dividends payable                                                                   124,555           98,229
  Accrued restructuring costs                                                              --           93,501

  Other                                                                               135,272           76,011
                                                                                   ----------       ----------
   Total current liabilities                                                        1,210,449        1,207,192
                                                                                   ----------       ----------

  Long-term debt                                                                    1,532,650        1,330,811
  Deferred income taxes                                                               206,386          177,199
  Employee benefit plans                                                              352,200          268,430
  Other liabilities                                                                    25,426           22,382
                                                                                   ----------       ----------
   Total liabilities                                                                3,327,111        3,006,014
                                                                                   ----------       ----------
Preferred stock, subject to mandatory redemption                                       16,937           17,626
                                                                                   ----------       ----------
Shareholders' equity:
  Preferred stock                                                                      29,033           29,033
  Common stock (978,351 shares issued)                                                978,351          978,351
  Additional paid-in capital                                                           43,110           43,110
  Retained earnings                                                                   215,386          214,947
                                                                                   ----------       ----------
   Total shareholders' equity                                                       1,265,880        1,265,441
                                                                                   ----------       ----------
Total liabilities and shareholders' equity                                         $4,609,928       $4,289,081
                                                                                   ==========       ==========

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                              1996             1995             1994
-----------------------                                           ----------       ----------      -----------
                                                                            (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                             $  551,500       $  493,244       $  476,276
  Adjustments to reconcile income before extraordinary
   charges to net cash from operations:
   Depreciation and amortization                                     494,158          565,405          533,907
   Deferred income taxes                                              46,742           42,038           30,888
   Provision for uncollectible accounts                               39,836           35,409           38,292
   Change in current assets and current liabilities:
     Receivables - net                                              (135,210)         (57,605)        (102,965)
     Other current assets                                             16,599             (630)          14,302
     Accrued taxes and interest                                       36,292          (17,438)          14,093
     Other current liabilities                                       132,659         (180,091)         (99,139)
   Other - net                                                       (87,841)         (61,042)         (41,843)
                                                                  ----------       ----------       ----------
   Net cash from operations                                        1,094,735          819,290          863,811
                                                                  ----------       ----------       ----------
INVESTING
  Capital expenditures                                              (608,984)        (608,395)        (634,738)
  Acquisition of assets                                                   --           (5,200)              --
  Other - net                                                             --              334             (443)
                                                                  ----------       ----------       ----------
   Net cash used in investing                                       (608,984)        (613,261)        (635,181)
                                                                  ----------       ----------       ----------

FINANCING
  Long-term debt issued                                              446,100               --          445,942
  Long-term debt and preferred stock retired                         (46,844)        (290,329)         (16,170)
  Dividends                                                         (524,735)        (294,870)        (235,257)
  Increase (decrease) in short-term obligations,
     excluding current maturities                                   (398,390)         392,887         (398,494)
  Other - net                                                         19,438          (12,435)              --
                                                                  ----------       ----------       ----------
   Net cash used in financing                                       (504,431)        (204,747)        (203,979)
                                                                  ----------       ----------       ----------

Increase (decrease) in cash and cash equivalents                     (18,680)           1,282           24,651

Cash and cash equivalents:
  Beginning of year                                                   31,655           30,373            5,722
                                                                  ----------       ----------       ----------
  End of year                                                     $   12,975       $   31,655       $   30,373
                                                                  ==========       ==========       ==========

Cash paid during the year for:
  Interest                                                        $  117,724       $  122,917       $  100,037
  Income taxes                                                       249,322          229,354          258,789


See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Additional
                                               Preferred      Common      Paid-in      Retained
                                                 Stock        Stock       Capital      Earnings       Total
                                             ------------  -----------  -----------  ------------  ----------
                                                                  (Thousands of Dollars)
Shareholders' equity, December 31, 1993         $ 29,033     $ 978,351     $ 43,018   $ 1,118,351   $2,168,753
Net income                                                                                476,276      476,276
Dividends declared                                                                       (280,372)    (280,372)
                                                --------     ---------     --------   -----------   ----------
Shareholders' equity, December 31, 1994           29,033       978,351       43,018     1,314,255    2,364,657

Net loss                                                                                 (760,716)    (760,716)
Dividends declared                                                                       (338,592)    (338,592)
Redemption of preferred stock below stated par                                   92                         92
                                                --------     ---------     --------   -----------   ----------
Shareholders' equity, December 31, 1995           29,033       978,351       43,110       214,947    1,265,441

Net income                                                                                551,500      551,500
Dividends declared                                                                       (551,061)    (551,061)
                                                --------     ---------     --------   -----------   ----------
Shareholders' equity, December 31, 1996         $ 29,033     $ 978,351     $ 43,110   $   215,386   $1,265,880
                                                ========     =========     ========   ===========   ==========


See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE North Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31,1996, the Company served 4,678,491 access lines in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GTW Telephone Systems Incorporated. All significant intercompany transactions have been eliminated.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2).

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $219.3 million, $179.8 million and $167.4 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $201.6 million, $203.5 million and $155.4 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering, and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $96.5 million, $91.2 million and $92.4 million for the years 1996-1994, respectively.

TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives
approved by regulators.   Maintenance and repairs of property are charged to
income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax- sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $1,241.5 million (net of tax benefits of $758 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                                  Depreciable Lives
                                            ----------------------------
                                            Average
        Asset Category                       Before                After
        --------------                      -------               ------
        Copper                               20-30                  15
        Switching                            17-19                  10
        Circuit                              11-13                   8
        Fiber                                25-30                  20

In addition, during 1995, the Company redeemed prior to stated maturity, $190.6 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.5 million (net of tax benefits of $7.7 million).

3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $374.6 million, which reduced net income by $230.8 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $251.6 million to re-engineer customer service processes and $90.7 million to re-engineer administrative processes. The restructuring costs also included $32.3 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1996 and 1995 is as follows:


                                                      Shares
                                                    ---------
            Authorized
                        No par value                  388,396
                      $100 par value                   33,524
                                                      -------
                 Total                                421,920
                                                      =======

                                                      Shares               Amount
                                                    ----------       ----------------------
         Outstanding                                                 (Thousands of Dollars)
           $2.00     No par value                      45,484             $  2,215
           $2.10     No par value                      66,390                3,542
           $2.20     No par value                      34,379                1,719
           $2.25     No par value                      90,765                4,538
           $4.50   $100 par value                       7,297                  730
           $5.00   $100 par value                      24,639                2,464
           $7.60     No par value                     140,000               13,825
                                                      -------             --------
              Total                                   408,954             $ 29,033
                                                      =======             ========

Cumulative preferred stock, subject to mandatory redemption, is as follows:

                                                      Shares
                                                    ---------
Authorized
            No par value                              462,934
           $50 par value                              166,721
                                                      -------
     Total                                            629,655
                                                      =======

                                                                              December 31
                                                ---------------------------------------------------------------------
                                                           1996                                     1995
                                                ---------------------------------------------------------------------
                                                 Shares              Amount               Shares              Amount
                                                -------             -------              -------             --------
Outstanding                                                  (Thousands of Dollars)                   (Thousands of Dollars)
  $1.15     No par value                        121,600           $   3,040              128,000            $   3,200
  $1.25     No par value                         18,584                 465               18,614                  465
  $2.30     No par value                         25,200               1,260               25,200                1,260
  $2.375    No par value                         28,429               1,422               30,897                1,545
  $2.40    $50 par value                         27,490               1,375               29,490                1,474
  $2.50     No par value                         39,800               1,990               39,800                1,990
  $2.50     No par value                         44,631               2,208               47,587                2,355
  $2.50C    No par value                         23,237               1,162               23,237                1,162
  4.60%    $50 par value                         57,300               2,865               60,500                3,025
  5.16%    $50 par value                         23,000               1,150               23,000                1,150
                                                -------           ---------              -------            ---------
     Total                                      409,271           $  16,937              426,325            $  17,626
                                                =======           =========              =======            =========

The outstanding preferred stock is redeemable at a premium, at any time, in whole or in part, on thirty days notice. Cumulative preferred stock, not subject to mandatory redemption, held as treasury shares by the Company were 46 shares at December 31, 1996, 1995 and 1994.

The Company is also required, for Series subject to mandatory redemption, to purchase and retire shares each year through the operation of a purchase fund. Shares can be acquired or tendered on a best efforts basis at not more than $50 per share, except for the $1.15 and $1.25 Series, at not more than $25 per share. The maximum number of shares that can be purchased and retired each year are: $1.15 Series - 6,400 shares; $1.25 Series - 1,200 shares; $2.30 Series - 1,200 shares; $2.375 Series - 2,468 shares; $2.40 Series - 2,000 shares; $2.50 Series (IL) - 2,000 shares; $2.50 (IN) - 2,958 shares; $2.50C
Series - 1,200 shares; 4.60% Series - 3,200 shares and the 5.16% Series - 1,000 shares. The aggregate maximum total of these shares per year is 23,626 shares.

The Company met this requirement through treasury stock and the purchase of 17,054; 23,626 and 22,387 shares in 1996- 1994 respectively. The aggregate retirement of preferred stock subject to a purchase fund is $985,000 in each of the years 1997-2001.

At December 31, 1996 and December 31, 1994, the Company held no cumulative preferred stock, subject to mandatory redemption as treasury shares. At December 31, 1995, the Company held 1,200 shares of treasury stock to cover future redemption requirements. No shares were reserved for officers or employees or for options, warrants, conversions or other rights. The preferred shareholders have no voting rights.

5.  COMMON STOCK

The authorized common stock of the Company consists of 2,200,000 shares with a par value of $1,000 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1996, $35.8 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures.

6.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                1996                1995
                                                                                 (Thousands of Dollars)
First mortgage bonds:
   Maturing 1997 through 2031, weighted average rates of 7.92%
     and 7.76%, respectively                                                  $    642,566        $    688,418

Debentures:
   6.00   %  Series A, due 2004                                                    250,000             250,000

   5.50   %  Series B, due 1999                                                    200,000             200,000

   7.625 %   Series C, due 2026                                                    200,000                  --
   6.90   %  Series D, due 2008                                                    250,000                  --


Other:
  GTE Finance Corporation promissory notes-maturing 1998 through 2016,
     weighted average rate of 9.02%                                                 45,000              45,000
  Commercial paper expected to be refinanced on a long-term basis                       --             200,000
  Capitalized leases                                                                   143                 446
                                                                              ------------        ------------
  Total principal amount                                                         1,587,709           1,383,864
Premium (discount) - net                                                            10,807              (7,900)
                                                                              ------------        ------------
  Total                                                                          1,598,516           1,375,964

Less: current maturities                                                          (65,866)             (45,153)
                                                                              ------------        ------------
  Total long-term debt                                                        $  1,532,650        $  1,330,811
                                                                              ============        ============


The Company issued $200 million of 7.625% Series C debentures, due 2026, in May 1996 and $250 million of 6.90% Series D debentures, due 2008, in November 1996. Net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note 2). Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1995 includes $200 million of commercial paper which the Company refinanced in May 1996, as discussed above and in Note 7.

None of the securities shown above were held in sinking or other special funds of the Company, pledged by the Company or held by affiliates, except for the promissory notes held by GTE Finance Corporation. Debt discounts and premiums on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $65.9 million in 1997; $33.1 million in 1998; $213.9 million in 1999; $1 million in 2000 and $71.9 million in 2001.

Total short-term obligations as of December 31, were as follows:

                                                                                  1996                1995
                                                                              ------------        ------------
                                                                                   (Thousands of Dollars)
Commercial paper - average rates 5.4% and 5.7%                                $    191,900        $    390,290
Current maturities of long-term debt                                                65,866              45,153
                                                                              ------------        ------------
  Total                                                                       $    257,766        $    435,443
                                                                              ============        ============

On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $700 million of commercial paper.

7.   FINANCIAL INSTRUMENTS

At December 31, 1995, the Company had entered into forward contracts to sell $200 million of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and subsequently refinanced in May 1996. A gain of approximately $19 million occurred upon settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $8 million. The estimated fair value of long-term debt as of December 31, 1995 exceeded the carrying value by approximately $44 million.

8.   INCOME TAXES

The income tax provision is as follows:

                                                                      1996             1995             1994
                                                                   ------------     ------------    -------------
                                                                            (Thousands of Dollars)
Current:
  Federal                                                           $244,128         $205,299         $221,180
  State                                                               30,305           24,406           32,225
                                                                    --------         --------         --------
                                                                     274,433          229,705          253,405
                                                                    --------         --------         --------
Deferred:
  Federal                                                             49,139           45,433           42,589
  State                                                                6,931            9,903            4,772
                                                                    --------         --------         --------
                                                                      56,070           55,336           47,361
                                                                    --------         --------         --------

Amortization of deferred investment tax credits                       (9,328)         (13,298)         (16,473)
                                                                    --------         --------         --------
   Total                                                            $321,175         $271,743         $284,293
                                                                    ========         ========         ========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                      1996             1995             1994
                                                                   ------------     ------------    -------------
                                                                            (Thousands of Dollars)
Amounts computed at statutory rates                                 $304,541         $266,838         $266,199
  State and local income taxes, net of federal income tax             24,203           22,301           24,047
   benefits
  Amortization of deferred investment tax credits, net of
   federal income tax benefits                                        (6,063)         (13,298)         (16,473)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                             --            5,325            6,315
  Rate differentials applied to reversing temporary                       --           (6,743)          (7,337)
   differences
  Other differences - net                                             (1,506)          (2,680)          11,542
                                                                    --------         --------         --------
Total provision                                                     $321,175         $271,743         $284,293
                                                                    ========         ========         ========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                                                                       1996             1995
                                                                                     --------         --------
                                                                                       (Thousands of Dollars)
Depreciation and amortization                                                       $  79,174        $  43,989
Employee benefit obligations                                                         (190,078)        (116,521)
Prepaid pension cost                                                                  255,829          206,020
Investment tax credits                                                                 10,382           16,445
Other - net                                                                            (8,359)         (49,727)
                                                                                    ---------        ---------
   Total                                                                            $ 146,948        $ 100,206
                                                                                    =========        =========

9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                                      1996             1995             1994
                                                                   ------------     ------------    -------------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                   $   44,618        $  38,142       $   46,407
Interest cost on projected benefit obligations                       113,639          108,922          101,768
Return on plan assets:
  Actual                                                            (432,535)        (509,740)           2,633
  Deferred                                                           200,931          305,521         (201,449)
Other - net                                                          (33,369)         (40,728)         (43,237)
                                                                  ----------        ---------       ----------
  Net pension credit                                              $ (106,716)       $ (97,883)      $  (93,878)
                                                                  ==========        =========       ==========

The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                                                     1996             1995
                                                                                   --------         --------
                                                                                     (Thousands of Dollars)
Vested benefit obligations                                                         $1,225,528       $1,034,151
                                                                                   ==========       ==========

Accumulated benefit obligations                                                    $1,345,246       $1,187,042
                                                                                   ==========       ==========

Plan assets at fair value                                                          $3,185,513       $2,798,177
Less: projected benefit obligations                                                 1,672,419        1,514,849
                                                                                   ----------       ----------
Excess of assets over projected obligations                                         1,513,094        1,283,328
Unrecognized net transition asset                                                    (113,869)        (139,780)
Unrecognized net gain                                                                (713,091)        (583,461)
                                                                                   ----------       ----------
  Net prepaid pension cost                                                         $  686,134       $  560,087
                                                                                   ==========       ==========


Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                                 1996             1995
                                               --------         --------
Discount rate                                    7.50%            7.50%
Rate of compensation increase                    5.25%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                                      1996           1995           1994
                                                                   ------------   ------------    ----------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                    $   7,469      $   8,254       $  9,499
Interest on accumulated postretirement benefit obligations            42,740         45,049         41,828
Actual (return) loss on plan assets                                     (574)        (2,509)           749
Amortization of transition obligation                                 17,144         19,879         21,791
Other - net                                                             (678)         1,404         (3,616)
                                                                   ---------      ---------       --------
  Postretirement benefit cost                                      $  66,101      $  72,077       $ 70,251
                                                                   =========      =========       ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                     1996             1995
                                                                                   --------         --------
                                                                                     (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $  414,580      $   426,776
  Fully eligible active plan participants                                              15,290           12,952
  Other active plan participants                                                      173,329          204,065
                                                                                   ----------      -----------
Total accumulated postretirement benefit obligations                                  603,199          643,793
Less: fair value of plan assets                                                        21,900           19,993
                                                                                   ----------      -----------
Excess of accumulated obligations over plan assets                                    581,299          623,800
Unrecognized transition obligation                                                   (258,146)        (315,606)
Unrecognized net gain (loss)                                                            8,455          (74,442)
                                                                                   ----------      -----------
  Accrued postretirement benefit obligations                                       $  331,608      $   233,752
                                                                                   ==========      ===========


The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $5.5 million and the accumulated postretirement benefit obligations as of December 31, 1996, by $59.2 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $17.9 million, $18.3 million and $14.4 million in 1996-1994, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                                                   1996               1995
                                                                               -------------       ------------
                                                                                      (Thousands of Dollars)
Land                                                                           $      28,506       $     29,867
Buildings                                                                            547,408            559,583
Plant and equipment                                                                7,822,174          7,556,178
Other                                                                                784,235            756,674
                                                                               -------------       ------------
  Total                                                                            9,182,323          8,902,302
  Accumulated depreciation (see Note 2)                                           (6,243,002)        (6,060,728)
                                                                               -------------       ------------
  Total property, plant and equipment - net                                    $   2,939,321       $  2,841,574
                                                                               =============       ============


Depreciation expense in 1996-1994 was equivalent to a composite average percentage of 5.7%, 6.7% and 6.4%, respectively.

11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Interstate operations are subject to regulation by the FCC.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. Provisioning of intrastate toll services by the Company is accomplished by either bill-and-keep arrangements or by participation with other LECs in settlement arrangements. A portion of intrastate toll compensation is earned through access rates which are billed to other LECs for completing toll calls.

Illinois

All Primary Toll Carrier (PTC) agreements in Illinois were terminated by July 1996 pursuant to the order issued by the Illinois Commerce Commission (ICC) on December 20, 1995. Under the PTC plan, each PTC was responsible for filing toll rates and developing and administering compensation with other LECs. Each of the other LECs were compensated through access charges relating to their involvement in carrying, handling, and billing the calls. With PTC termination, each LEC is responsible for providing intraMarket Service Area
(MSA) toll to its end users.

On October 3, 1995, the ICC also issued an order requiring Line Side Interconnection (unbundling) to be effective November 1, 1995. LECs are required to unbundle local access lines into loops, ports and loop subelements and offer them as separate services within 180 days of a bona fide request. Line side interconnection is a term which describes the ability of a competitor or customer to interconnect its facilities with the portion of the LEC network which extends from the central office to the customer's premises.

As of November 1, 1996, the Company converted all capable offices in Illinois to 1+ IntraMSA toll pre-subscription pursuant to the ICC's order issued October 3, 1995.

On December 3, 1996, the ICC issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale, and unbundling terms and conditions. Interim discount rates for the Company's resold services were set equal to Ameritech's average rate of 20.07%. Where the Company does not have services similar to Ameritech's, a default discount of 17.5% is to be used. The Company's cost studies are to be used in the interim until permanent discounts are established in a separate generic cost proceeding. The Company has filed a lawsuit in the U.S. District Court challenging portions of the ICC's arbitration determinations.

Indiana

On September 7, 1995, AT&T, LCI International, Inc., Sprint Corporation (Sprint) and WorldCom Inc. filed a petition requesting the Indiana Utility Regulatory Commission (IURC) to require LECs to allow 1+ and 0+ intraLATA pre-subscription in the state of Indiana. On November 26, 1996, the IURC ordered all LECs to allow 1+ pre-subscription. The Company was ordered to implement the change by May 26, 1997. Implementation costs shall be amortized over three years and recovered through an Equal Access Recovery Charge.

On December 12, 1996, the IURC issued its order in the arbitration proceeding between the Company and AT&T Communications of Indiana, Inc. The IURC ordered interim proxy rates for interconnection and unbundled network elements using rates established in the AT&T-Ameritech Indiana Interconnection Agreement plus 20%. The wholesale discount was set at 17%. A separate cost investigation has been established to review the Company's costs for establishing permanent interconnection rates. The proceeding is expected to be resolved by late 1997. Resale issues will continue to be addressed in Cause No. 39983, the Commission's investigation into local telephone exchange competition.

On July 1, 1996, the IURC issued an interim order in its investigation relating to local telephone exchange competition (Cause No. 39983) which addressed the resale of bundled local services. The order required that existing LECs file wholesale tariffs for all its retail local-exchange services, with certain exceptions, reflecting the applicable discounts for avoided costs. Requests for reconsideration or clarification were received by several parties. The Company filed a Petition for Rehearing, Reconsideration and Clarification stating that, among other items, the filing of wholesale tariffs was in conflict with the negotiation process permitted by the Telecommunications Act of 1996 (the Telecommunications Act). The IURC issued its Order on Reconsideration and Resale Issues on December 18, 1996 addressing services available for discount and the applicable wholesale discount. The Commission ruled that, on an interim basis and subject to true-up, the 17% discount ordered in the GTE-AT&T arbitration agreement would apply on a statewide basis.

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

In Michigan, pursuant to Public Act 216, the Company eliminated an interLATA carrier common line (CCL) surcharge retroactive to December 1, 1995, resulting in an access revenue reduction of $5.2 million. On January 15, 1996, an end user charge was implemented to generate local revenue of $5.2 million in order to compensate the Company for CCL surcharge revenues lost.

The Company provided intraLATA 1+ dialing parity in all capable switches in Michigan by June 30, 1996 as mandated by the MPSC in order to comply with Public Act 216.

On December 12, 1996, the MPSC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 25%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the MPSC's arbitration determinations.

On January 15, 1997, the MPSC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the MPSC's arbitration determinations.

Effective March 19, 1997, the Company increased the intrastate end user charge by $18.4 million annually, and effective April 1, 1997, the Company reduced intraLATA toll rates by $6 million annually.

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

On October 9, 1996, the Company filed to reduce its intrastate terminating Carrier Common Line Charge (CCLC) by $10 million, effective November 15, 1996. On November 19, 1996, the Company filed to reduce the intrastate CCLC an additional $6 million, effective January 1, 1997.

On December 24, 1996, the PUCO issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations.

On January 30, 1997, the PUCO issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations.

Pennsylvania

On December 6, 1996, the Pennsylvania Public Utility Commission (PPUC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.8%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations.

On December 19, 1996, the PPUC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations.

Wisconsin

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows LEC's to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the legislation opens the LEC's local-exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. On November 2, 1994, the Company formally notified the Public Service Commission of Wisconsin (PSCW) that it would elect price cap regulation as of January 1, 1995. On that same date, the Company also filed intrastate access charge reductions of $4 million, effective January 1, 1995. This reduction was a legislative requirement of those companies electing price cap regulation.

On May 23, 1995, the PSCW approved the infrastructure plan filed by the Company. The plan was filed in compliance with the 1994 legislation allowing LECs to elect price regulation. The Company stated that it would make capital investments within the range of $235-$290 million over a six year period (1995-2000). The actual amount spent will depend on the demand for new services such as Frame Relay, Integrated Services Digital Network (ISDN) and Video Broadband services. The plan also stated that the Company would provide schools and public libraries with credits towards the purchase of GTE-provided enhanced services.

On March 15, 1996, the Company filed the results of its first year under price regulation (1995). The PSCW authorized a price increase of 0.63% in basic Message Telecommunication Service (MTS) rates based on the established price cap formula and the Company's results of service quality and infrastructure investment levels. No price increase was implemented due to competitive market conditions. The Company will file its results for 1996 by April 1997.

In September 1996, the Company converted all capable offices in Wisconsin to 1+ pre-subscription pursuant to the PSCW's Order issued July 29, 1996.

On December 12, 1996, the PSCW issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The discount rate for resale was set at 18.45%. Interim rates based on the Company's cost studies will be used for interconnection and unbundled network elements until new cost studies are completed which is expected later in 1997. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PSCW's arbitration determinations.

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

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1996-1997 and 1995-1996 tariff years:

                 Tariff                         Productivity               Sharing Parameters
                 Entity                            Factor                50%               100%
   ------------------------------             ----------------      ---------------    ---------------
   1996-1997 Tariff Year
   ---------------------

   Illinois, Indiana, Michigan,
   Ohio, Pennsylvania, Wisconsin                    5.3%           None                    None


   1995-1996 Tariff Year
   ---------------------

   Michigan                                         4.0%           12.25-13.25% ROR        Over 13.25% ROR

   Illinois, Indiana, Ohio,
   Pennsylvania, Wisconsin                          5.3%           None                    None

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

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 4.0% to 5.3% for its Michigan tariff entity. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $5.2 million, effective July 1, 1996.

On February 8, 1996, the Telecommunications Act became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral
arguments on the merits on January 17, 1997.   The Court's ruling is expected
in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $375.3 million, $407.5 million and $402.8 million, respectively.

12.  COMMITMENTS AND CONTINGENCIES

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

Rental expense was $25.4 million, $27.6 million and $27.2 million in 1996-1994, respectively. Minimum rental commitments for noncancelable leases through 2001 do not exceed $32.9 million annually and aggregate $621.8 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE North Incorporated:

We have audited the accompanying consolidated balance sheets of GTE North Incorporated (a Wisconsin corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE North Incorporated and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No.71, "Accounting for the Effects of Certain Types of Regulation".

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


Dallas, Texas
January 28, 1997

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

a.   Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1997 are listed below along with their business experience during the past five years.

          Name             Age      Director Since                       Business Experience
-----------------------   ------   ----------------  ----------------------------------------------------------
John C. Appel               48           1996         Executive Vice President - Network Operations, GTE
                                                      Telephone Operations, 1996; Executive Vice President -
                                                      Network Operations, all GTE domestic telephone
                                                      subsidiaries of which he is not President, 1996;
                                                      Director, all GTE domestic telephone subsidiaries,
                                                      1996; President - GTE South Incorporated and GTE North
                                                      Incorporated, 1995; Senior Vice President - Regulatory
                                                      Operations, GTE Telephone Operations, 1994; President -
                                                      GTE Southwest Incorporated, 1994; State President -
                                                      Texas / New Mexico, 1993; Vice President and General
                                                      Manager - California, GTE Telephone Operations West
                                                      Area, 1992.

Richard M. Cahill           58           1993         Vice President - General Counsel, GTE Telephone
                                                      Operations, 1988; Director, all GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                      Incorporated, 1991; Vice President - General Counsel,
                                                      all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore          47           1993         Senior Vice President - Finance and Planning, GTE
                                                      Telephone Operations, 1994; Senior Vice President -
                                                      Finance and Planning, all GTE domestic telephone
                                                      subsidiaries, 1994; Vice President - Finance, GTE
                                                      Telephone Operations, 1993; President of all South Area
                                                      Companies, GTE Telephone Operations, 1992; Director,
                                                      GTE Florida Incorporated and GTE South Incorporated,
                                                      1992; Director, all other GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994.

Michael B. Esstman          50           1993         Executive Vice President - Customer Segments, GTE
                                                      Telephone Operations, 1994; Executive Vice President -
                                                      Operations, GTE Telephone Operations, 1993; Director,
                                                      all Central Area Companies, 1991; Director, all other
                                                      GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White             50           1993         President, GTE Telephone Operations, 1995; Executive
                                                      Vice President - Network Operations, GTE Telephone
                                                      Operations, 1994; Executive Vice President - GTE
                                                      Telephone Operations, 1993; Director, all GTE domestic
                                                      telephone subsidiaries, 1993 and/or 1994; Director,
                                                      Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company, except that Mr. Jacobson and Ms. Jacobson are married to one another.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1997.

                                           Year Assumed
                                         Present Position
                                    --------------------------
                                                       the
          Name               Age       Telops        Company                         Position
-----------------------   ------    -----------   ------------  -----------------------------------------------
Thomas W. White              50         1995           --        President of GTE Telephone Operations
John C. Appel                48         1996          1995       President of the Company and Executive Vice
                                                                 President - Network Operations of GTE Telephone
                                                                 Operations
James G. Badders             44         1994           --        Vice President-Consumer Customer Contact of GTE
                                                                 Telephone Operations
Mary Beth Bardin             42         1994          1995       Vice President - Public Affairs of GTE
                                                                 Telephone Operations and the Company
C. F. Bercher                53         1994          1995       President - Consumer Markets of GTE
                                                                 Telephone Operations
                                         --           1995       Vice President - Consumer Markets of the
                                                                 Company
Richard M. Cahill            58         1988          1995       Vice President - General Counsel of GTE
                                                                 Telephone Operations and the Company
Terri L. Compton             40         1996           --        Vice President-Business Development of GTE
                                                                 Telephone Operations
C. Michael Crawford          50         1996           --        Vice President-Information Technology of GTE
                                                                 Telephone Operations
Gerald K. Dinsmore           47         1994          1993       Senior Vice President - Finance and Planning of
                                                                 GTE Telephone Operations and the Company
William M. Edwards, III      48          --           1993       Vice President-Controller of the Company
Michael B. Esstman           50         1994           --        Executive Vice President - Customer Segments of
                                                                 GTE Telephone Operations
Oscar C. Gomez               50         1997           --        Vice-President-Diversity Marketing and
                                                                 Management of GTE Telephone Operations
William A. Griswold          44          --           1994       Vice President - Northeast Region of the
                                                                 Company
Gregory D. Jacobson          45          --           1994       Treasurer of the Company
Pamela S. Jacobson           39         1996           --        Vice President-Strategic Planning of GTE
                                                                 Telephone Operations
Brad M. Krall                55         1993          1995       Vice President - Centralized Operations of GTE
                                                                 Telephone Operations and the Company
Michael J. McDonough         47         1996           --        Senior Vice President-Market Integration of GTE
                                                                 Telephone Operations
Paul E. Miner                52         1995           --        Vice President-Program Management Office of GTE
                                                                 Telephone Operations
Christopher D. Owens         41         1996          1996       Vice President-Regulatory and Governmental
                                                                 Affairs for GTE Telephone Operations and the
                                                                 Company
Barry W. Paulson             45         1996          1996       Vice President-Network Operations Planning and
                                                                 Support of GTE Telephone Operations and the
                                                                 Company
Richard L. Schaulin          54         1989          1995       Vice President - Human Resources of GTE
                                                                 Telephone Operations and the Company
Leland W. Schmidt            63         1987           --        Vice President-Industry Affairs of GTE
                                                                 Telephone Operations
Charles J. Somes             50          --           1994       Secretary of the Company
Larry J. Sparrow             53         1994          1995       President - Carrier Markets of GTE Telephone
                                                                 Operations
                                         --           1995       Vice President - Carrier Markets of the Company
Lewis O. Wilks (1)           43         1996           --        President-Business Markets of GTE Telephone
                                                                 Operations
                                         --           1996       Vice President - Business Markets of the
                                                                 Company
William A. Zielke            50          --           1994       Vice President - North Region of the Company

(1) Lewis O. Wilks was appointed President-Business Markets of GTE Telephone Operations and Vice President- Business Markets of the Company replacing Michael J. McDonough, who was appointed Senior Vice President-Market Integration of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1996 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1996. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1996 annual compensation for each of the named executive officers that was allocated to the Company.


                                                                                 Long-Term Compensation
                                                                     ---------------------------------------------------
                                        Annual Compensation (1)              Awards                 Payouts
                                     ------------------------------  ----------------------- ---------------------------
                                                                     Restricted  Securities
                                                       Other Annual    Stock     Underlying    LTIP       All Other
   Name and Principal                Salary    Bonus   Compensation    Awards     Options/   Payouts     Compensation
   Position in Group          Year   ($) (2)  ($) (3)      ($)        ($) (4)     SARs (#)     ($)         ($) (5)
------------------------------------------------------------------------------------------------------------------------
   John C. Appel              1996   295,977  380,700       --         51,229       124,400   439,200        10,572
    President                 1995   239,600  258,100       --           --          63,500   162,800        10,194
                              1994   193,023  182,400       --           --          24,800    34,700         6,230

   Thomas W. White            1996   463,115  533,700       --         81,511       183,400   770,000        10,613
    President -               1995   418,884  443,800       --           --          98,800   331,800        10,613
     GTE Telephone            1994   353,508  368,200       --           --          53,700   164,100         7,075
     Operations

   Michael B. Esstman         1996   369,958  359,600       --         61,702       124,400   627,400        10,613
    Executive Vice President  1995   350,731  349,400       --           --          63,500   305,900         7,238
    -
    Customer Segments         1994   327,546  358,200       --           --          53,700   158,300         4,998
     GTE Telephone
     Operations

   Larry J. Sparrow           1996   294,812  260,800       --         41,561        81,400   404,100        10,613
    President-                1995   261,866  255,600       --           --          36,400   211,300        10,613
    Carrier Markets           1994   260,662  233,800       --           --          30,900   117,200         7,075
     GTE Telephone
     Operations

   Gerald K. Dinsmore         1996   288,619  263,700       --         41,751        81,400   404,100        10,613
    Senior Vice President -   1995   265,125  255,600       --           --          36,400   211,300        10,613
    Finance and Planning      1994   248,438  233,800       --           --          30,900    97,800         7,075
     GTE Telephone
     Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, White, Esstman, Sparrow and Dinsmore, for whom total annual amounts are shown above, is $152,611; $214,984; $159,861; $121,746 and $121,024, respectively.

(2) The data in the table includes fees of $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1996 and 1995.
         BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation.

(3) The data in this column represents the annual bonus received by each of the named executive officers under the GTE Corporation Executive Incentive Plan (the EIP) in 1996. In connection with GTE's Equity Participation Program (EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the NYSE composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 3 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Appel, White, Esstman, Sparrow and Dinsmore each hold a total of 5,406; 8,598; 6,509; 4,385 and 4,404 Restricted Stock Units,
         respectively, which had a dollar value of $245,298; $390,134; $295,346; $198,970 and $199,832, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1996.

(5) The column "All Other Compensation" includes, for 1996, contributions by GTE and its related companies to the GTE Savings Plan of $6,750 for each of Messrs. Appel, White, Esstman, Sparrow and Dinsmore and contributions by GTE and its related companies to the GTE Executive Salary Deferral Plan of $3,822 for Mr. Appel, and $3,863 for each of Messrs. White, Esstman, Sparrow and Dinsmore.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1996, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                    Potential Realizable Value at
                                                                                    Assumed Annual Rate of Stock
                                                                                       Price Appreciation For
                                          Individual Grants                                  Option Term
                      ------------------------------------------------------------ --------------------------------
                                               Percent of
                         Number of           Total Options/
                         Securities           SARs Granted    Exercise
                         Underlying                to          Or Base
                       Options / SARs         Employees in      Price    Expiration
        Name              Granted             Fiscal Year      ($/SH)       Date       0%        5%         10%
-------------------   -----------------  ------------------ ----------- ----------- ------- -----------  ----------
John C. Appel              62,200 (1)             .47%           43.75    2/20/06      --    $1,710,787  $4,335,129
                           62,200 (2)             .47%           43.06    6/05/06      --     1,683,903   4,267,005

Thomas W. White            91,700 (1)             .69%           43.75    2/20/06      --     2,522,173   6,391,179
                           91,700 (2)             .69%           43.06    6/05/06      --     2,482,539   6,290,746

Michael B. Esstman         62,200 (1)             .47%           43.75    2/20/06      --     1,710,787   4,335,129
                           62,200 (2)             .47%           43.06    6/05/06      --     1,683,903   4,267,005

Larry J. Sparrow           40,700 (1)             .31%           43.75    2/20/06      --     1,119,438   2,836,652
                           40,700 (2)             .31%           43.06    6/05/06      --     1,101,847   2,792,076

Gerald K. Dinsmore         40,700 (1)             .31%           43.75    2/20/06      --     1,119,438   2,836,652
                           40,700 (2)             .31%           43.06    6/05/06      --     1,101,847   2,792,076

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant.

(2) Messrs. Appel, White, Esstman, Sparrow and Dinsmore also received a special "performance-based" stock option grant during 1996. The options were granted in tandem with SARs at a price equal to the fair market value on the date of grant. They are intended both to motivate the executives to remain with GTE during a period of unprecedented opportunities and challenges, and to give them an opportunity to accelerate the enhancement of their equity position in GTE, but only if specific and aggressive shareholder returns are met. Unlike the three-year graduated vesting schedule that applies to the other options reflected in the table, each performance-based option grant will vest in three stages according to the following schedule: (i) each option may be exercised with respect to one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $60 or more per share for 20 consecutive days (or, if earlier, on the fifth anniversary of the grant date); (ii) each option may be exercised with respect to an additional one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $70 or more per share for 20 consecutive days (or, if earlier, on the sixth anniversary of the grant date); and (iii) each option may be exercised with respect to the final one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $80 or more per share for 20 consecutive days (or, if earlier, on the seventh anniversary of the grant date).

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1996. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1996.


                                                            Number of Securities           Value of Unexercised
                                                            Underlying Unexercised        In-the-Money Options/SARs
                         Shares                             Options/SARs at FY-End              at FY-End ($)
                        Acquired              Value       ----------------------------   ---------------------------
Name                  On Exercise (#)      Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------   -----------------    -------------  -------------  --------------  ------------  -------------
John C. Appel               25,467           316,222           6,400        175,001         62,400         841,706
Thomas W. White             43,800           697,575         120,132        267,168      1,474,402       1,377,266
Michael B. Esstman              --                --          95,766        184,634      1,180,292       1,019,121
Larry J. Sparrow            48,466           601,963          37,567        115,967        469,003         606,460
Gerald K. Dinsmore          40,100           462,995              --        115,967             --         606,460

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 42.


                                                                          Estimated Future Payouts
                                              Performance          Under Non-Stock Price Based Plans (1)
                              Number of     Or Other Period    ---------------------------------------------
                            Shares, Units   Until Maturation   Threshold (2)     Target (3)
Name                       Or Other Rights     Or Payout       (# of Units)     (# of Units)     Maximum (4)
----------------------   -----------------  ----------------   -------------   --------------   ------------
John C. Appel                        7,400          3 Years          2,148            8,262
Thomas W. White                     10,900          3 Years          3,164           12,169
Michael B. Esstman                   7,400          3 Years          2,148            8,262
Larry J. Sparrow                     4,900          3 Years          1,422            5,471
Gerald K. Dinsmore                   4,900          3 Years          1,422            5,471

(1) An individual's award may not exceed the applicable individual award limit, which is expressed as a percentage of the LTIP Award Pool (the Award Limit). The Award Limit depends on the individual's base salary at the end of the cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1996. The Target future payout or award is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the price of GTE Common Stock. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus measures (the Measures) adopted for the 1996-1998 Performance Bonus award cycle -- revenue growth; earnings per share
         (EPS) growth; earnings before Interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI); and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of a cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Level, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

(4) This column has intentionally been left blank because it is not possible to determine the maximum number of Equivalent Units until the award cycle has been completed. Subject to the Award Limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five Measures exceed the Target Levels. If GTE's actual results during the cycle for the five Measures exceed the respective Target Levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

     Performance Increment Above
     Revenue Performance Target              Added Percentage to Combined Awards
     --------------------------              -----------------------------------
Each 0.1% improvement in cumulative
        revenue growth                                       +2%

         Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board of Directors or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consist of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Appel, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation Executive Retired Life Insurance Plan (ERLIP). In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                                        Years of Service
    Final Average           ---------------------------------------------------------------------------
      Earnings                15               20               25               30               35
-----------------           ---------------------------------------------------------------------------
    $150,000              $  31,388        $  41,850        $  52,313        $  62,775       $   73,238
     200,000                 42,263           56,350           70,438           84,525           98,613
     300,000                 64,013           85,350          106,688          128,025          149,363
     400,000                 85,763          114,350          142,938          171,525          200,113
     500,000                107,513          143,350          179,188          215,025          250,863
     600,000                129,263          172,350          215,438          258,525          301,613
     700,000                151,013          201,350          251,688          302,025          352,363
     800,000                172,763          230,350          287,938          345,525          403,113
     900,000                194,513          259,350          324,188          389,025          453,863
   1,000,000                216,263          288,350          360,438          432,525          504,613
   1,200,000                259,763          346,350          432,938          519,525          606,113
   1,500,000                325,013          433,350          541,688          650,025          758,363
   2,000,000                433,763          578,350          722,938          867,525        1,012,113

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1996, the credited years of service under the Service Corporate Plan for Messrs. Appel, White, Esstman, Sparrow and Dinsmore are 25, 28, 28, 29 and 21, respectively.

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

         Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Appel, White, Esstman, Sparrow and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 28, 1997:

                                   Name and Address of               Shares of
      Title of Class                Beneficial Owner            Beneficial Ownership   Percent of Class
    -------------------        ---------------------------     ---------------------   ----------------
    Common Stock of GTE        GTE Corporation                 978,351                       100%
    North Incorporated         One Stamford Forum              shares of record
                               Stamford, Connecticut 06904

(b)   Security Ownership of Management as of December 31, 1996:


       Title of Class          Name of Director or Nominee (1) (2) (3)
    --------------------       ------------------------------------------------------
    Common Stock of GTE        John C. Appel                                   45,162
    Corporation                Richard M. Cahill                               78,150
                               Gerald K. Dinsmore                              37,724
                               Michael B. Esstman                             162,084
                               Thomas W. White                                203,785
                                                                            ---------
                                                                              526,905
                                                                            =========
                               Executive Officers (1) (2) (3)
                               ------------------------------------------------------
                               John C. Appel                                   45,162
                               Thomas W. White                                203,785
                               Michael B. Esstman                             162,084
                               Larry J. Sparrow                                86,892
                               Gerald K. Dinsmore                              37,724
                                                                            ---------
                                                                              535,647
                                                                            =========


                               All directors and executive
                               officers as a group (1) (2) (3)              1,442,682
                                                                            =========


(1)      Includes shares acquired through participation in the GTE Savings
         Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Cahill, Dinsmore, Esstman, White, Sparrow and all directors and executive officers as a group are 41,667; 72,100; 35,999; 155,566;
         189,765; 73,566 and 1,261,616 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)   There were no changes in control of the Company during 1996.

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

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1996-1994 (as required):

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

            3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

            3.2* Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No. 0-1210)

            4.1* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File Nos. 33-50449 and 33-51911)

            4.2* First Supplemental Indenture dated as of May 1, 1996 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated May 7, 1996)

            10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 0-1210)

            12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

            23    Consent of Independent Public Accountants

            27    Financial Data Schedule

(b) Reports on Form 8-K

 No reports on Form 8-K were filed during the fourth quarter of 1996.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commissionas designated.

GTE North Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------
            Column A             Column B                 Column C                  Column D       Column E
--------------------------------------------------------------------------------------------------------------
                                                         Additions
                                             ---------------------------------
                                                                                   Deductions
                                Balance at       Charged         Charged              from
                                Beginning       (Credited)     (Credited) to        Reserves      Balance at
           Description            of Year        to Income    Other Accounts        (Note 1)     Close of Year
--------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1996                $ 24,059         $39,836          $47,446(2)        $80,093        $31,248
                                    ==========================================================================
   December 31, 1995                $ 23,241         $35,409          $52,959(2)        $87,550        $24,059
                                    ==========================================================================
   December 31, 1994                $ 25,173         $38,292          $16,974(2)        $57,198        $23,241
                                    ==========================================================================


Accrued restructuring costs for the
   years ended (Note 4):

   December 31, 1996                $ 93,501         $    --        $(46,796)(3)        $46,705            $--
                                    ==========================================================================
   December 31, 1995                $231,049         $    --            $  --          $137,548        $93,501
                                    ==========================================================================
   December 31, 1994                $374,558         $    --            $  --          $143,509       $231,049
                                    ==========================================================================

NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4) See Note 3 to the consolidated financial statements included elsewhere herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GTE NORTH INCORPORATED
                                        -----------------------------------
                                                   (Registrant)


Date March 25, 1997                  By           John C. Appel
     ------------------                 -----------------------------------
                                                  John C. Appel
                                                    President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


John C. Appel                          President and Director                                    March 25, 1997
-----------------------------          (Principal Executive Officer)
John C. Appel

Gerald K. Dinsmore                     Senior Vice President - Finance and                       March 25, 1997
-----------------------------          Planning and Director
Gerald K. Dinsmore                     (Principal Financial Officer)

William M. Edwards, III                Vice President - Controller                               March 25, 1997
-----------------------------          (Principal Accounting Officer)
William M. Edwards, III

Richard M. Cahill                      Director                                                  March 25, 1997
-----------------------------
Richard M. Cahill

Michael B. Esstman                     Director                                                  March 25, 1997
-----------------------------
Michael B. Esstman

Thomas W. White                        Director                                                  March 25, 1997
-----------------------------
Thomas W. White

                                 EXHIBIT INDEX

     Exhibit
     Number                       Description
 -------------            ------------------------------------------------------
        12                Statements re: Calculation of the Consolidated Ratio
                          of Earnings to Fixed Charges

        23                Consent of Independent Public Accountants

        27                Financial Data Schedule