Form 10-Q
period 1997-03-31
GTE NORTH INC
filed 1997-05-15
CIK 40867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  March 31, 1997

                                       or

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

The Company had 978,351 shares of $1,000 stated value common stock outstanding at April 30, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ---------------------------------
                                                                                1997                  1996
                                                                             -----------           -----------
                                                                                   (Thousands of Dollars)
REVENUES AND SALES
  Local services                                                             $   301,691           $   281,062
  Network access services                                                        272,630               269,880
  Toll services                                                                   82,389                92,201
  Other services and sales                                                        84,939                88,418
                                                                             -----------           -----------
   Total revenues and sales                                                      741,649               731,561
                                                                             -----------           -----------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                                     212,186               257,657
  Selling, general and administrative                                             94,609               106,855
  Depreciation and amortization                                                  122,401               136,367
                                                                             -----------           -----------
   Total operating costs and expenses                                            429,196               500,879
                                                                             -----------           -----------

OPERATING INCOME                                                                 312,453               230,682

  Interest - net                                                                  29,078                28,011
                                                                             -----------           -----------

INCOME BEFORE INCOME TAXES                                                       283,375               202,671
  Income taxes                                                                   105,376                73,628
                                                                             -----------           -----------
NET INCOME                                                                   $   177,999           $   129,043
                                                                             ===========           ===========




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                         1997              1996
                                        ------            ------
         Net income                     $178.0            $129.0

Net income increased 38% or $49 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to significantly lower operating costs and expenses combined with higher revenues, partially offset by higher income taxes.

REVENUES AND SALES

                                            Three Months Ended
                                                March 31,
                                        ------------------------
                                         1997              1996
                                        ------            ------
         Local services                 $301.7            $281.1
         Network access services         272.6             269.9
         Toll services                    82.4              92.2
         Other services and sales         84.9              88.4
                                        ------            ------
          Total revenues and sales      $741.6            $731.6

Total revenues and sales increased 1% or $10 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 7% or $20.6 for the three months ended March 31, 1997, compared to the same period in 1996. The number of access lines increased 4% for the three months ended March 31, 1997, which generated additional revenue of $4.7. The increase is also due to growth in revenues of $6.1 from enhanced custom calling features, such as SmartCall(R), $2.5 of growth in revenues from CentraNet(R) services, $0.9 of growth in directory assistance and operator services, and $1.9 of growth in revenues from integrated digital services, enabling rapid transmission of voice, data, image and text, such as Internet access.

Network access service revenues increased 1% or $2.7 for the three months ended March 31, 1997, compared to the same period in 1996. Minutes of use increased 13% for the three months ended March 31, 1997, which generated additional revenues of $20.1. The increase is partially offset by a decrease of $12.3 in interstate and intrastate access revenues from the rate changes associated with the Federal Communications Commission's (FCC's) 1995 and 1996 price caps and the rate restructure in Michigan. The increase is also offset by a $5.2 reduction in access revenues associated with the conversion to an Originating Responsibility Plan (ORP) in Illinois in July 1996, as discussed in Other Matters.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Toll service revenues decreased 11% or $9.8 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is due to the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. In addition, the decrease results from intraLATA (local access transport area) toll competition, partially offset by an increase in toll volumes primarily due to the Illinois conversion to an ORP (as discussed in Other Matters). The decrease is also due to unfavorable intrastate settlement activity.

Other services and sales revenues decreased 4% or $3.5 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to a decline of $4.2 in intrastate billing and collection revenues resulting from the Illinois conversion to an ORP (as discussed in Other Matters). This decrease is partially offset by a $1 growth in sales of paging and voice messaging services.


OPERATING COSTS AND EXPENSES

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                   1997              1996
                                                                  ------            ------
         Total operating costs and expenses                       $429.2            $500.9

Total operating costs and expenses decreased 14% or $71.7 for the three months ended March 31, 1997, compared to the same period in 1996.

The decrease is primarily attributable to the impact of $27.6 in pension settlement gains resulting from lump-sum payments from the Company's pension plans which were recorded in the first quarter of 1997, partially offset by $7.2 in settlement gains recorded during the same period of 1996. The decrease is also attributable to lower depreciation charges of $14, decreased application software costs of $12.9, lower contract labor costs of $9 and lower labor and employee benefit costs of $14.1. The decrease is partially offset by an increase in advertising and promotion costs of $11.9.

OTHER EXPENSES

                                                                        Three Months Ended
                                                                            March 31,
                                                                      -----------------------
                                                                      1997               1996
                                                                      ----               ----
         Interest - net                                               $29.1              $28.0
         Income taxes                                                 105.4               73.6

Interest - net increased 4% or $1.1 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily attributable to higher interest expense reflecting higher interest rates on the long-term debt refinanced from commercial paper.

Income taxes increased 43% or $31.8 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to a corresponding increase in pre-tax income.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has as existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's primary source of funds during the first three months of 1997 was cash from operations of $336.1 compared to $316.8 for the same period in 1996. The year-to-year increase in cash flow from operations is primarily attributable to improved results from operations. This increase is partially offset by an increase in working capital requirements.

The Company's capital expenditures during the first three months of 1997 were $129.9 compared to $128.6 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase slightly during the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks and upgrades associated with the support of expanded services.

Cash used in financing activities was $187 during the first three months of 1997 compared to $196.3 for the same period in 1996. This included dividend payments of $124.8 during the first three months of 1997 compared to $98.5 for the same period in 1996. Financing activities also included a decrease in short-term debt of $46.3 for the first three months of 1997 compared to a decrease of $98.2 for the same period in 1996. The Company entered into forward contracts to hedge against changes in interest rates related to the 1996 debt refinancing. A $19 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.


OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act of 1996 (the Telecommunications Act), the FCC announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Subsequent decisions are expected to be issued over a period extending throughout 1997.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC ) studies and to establish rates for interconnection, unbundled network elements (UNEs) and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in the third quarter of 1997. The schedule for UNEs is expected to run through the first quarter of 1998.

On December 3, 1996, the ICC issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale and unbundling terms and conditions. Interim discount rates for the Company's resold services were set equal to Ameritech's average rate of 20.07%. Where the Company does not have services similar to Ameritech's, a default discount of 17.5% is to be used. The Company's cost studies are to be used in the interim until permanent discounts are established in a separate generic cost proceeding. The Company has filed a lawsuit in the U.S. District Court challenging portions of the ICC's arbitration determinations. AT&T withdrew its arbitration agreement with the Company for the ICC's consideration causing the time period for an ICC decision to expire. Negotiations would have to run their course before another request for arbitration can be submitted to the ICC. The Company remains in negotiations with AT&T.

On December 24, 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. AT&T has filed a motion to dismiss the Company's complaint.

On January 30, 1997, the PUCO issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. Sprint has filed a motion to dismiss the Company's complaint.

On December 6, 1996, the Pennsylvania Public Utility Commission (PPUC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.8%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. Both the PPUC and AT&T have filed motions to dismiss the Company's complaint.

On December 19, 1996, the PPUC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. Sprint has filed a motion to dismiss the Company's complaint.

On January 17, 1997, the Company filed a petition with the Indiana Utility Regulatory Commission (IURC) for a change to economic depreciation rates to be effective retroactively to January 1, 1997. An order is expected in the third quarter of 1997.

On March 26, 1997, the IURC opened an investigation into access charge reform and universal service. This docket has been established in anticipation of the FCC decisions on the same issues. A final resolution is expected by the end of 1997.

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows local-exchange carriers (LECs) to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the legislation opens the LEC's local-exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. On November 2, 1994, the Company formally notified the Public Service Commission of Wisconsin (PSCW) that it would elect price cap regulation as of January 1, 1995. On April 30, 1997, the Company filed its second year results (1996) under this regulation. An order approving these results is expected in the third quarter 1997.

As discussed above, Illinois went through a conversion to an Originating Responsibility Plan (ORP) in July 1996. Under an ORP, the Company keeps the revenues from originating toll calls, records them as toll service revenues and remits access charges to other LECs for calls terminating outside the Company's service territories. The Company also receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the ORP plan is intended to be income neutral, as decreases in access revenues are offset by increases in toll revenues and corresponding increases in access charge expenses.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS (CONTINUED)

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                                1997                 1996
                                                                            ------------         -------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $32,105               $12,975
  Receivables, less allowances of $30,760 and $31,248                            800,122               805,965
  Inventories and supplies                                                        44,102                40,996
  Deferred income tax benefits                                                    63,132                59,438
  Prepaid taxes and other                                                         78,639                24,623
                                                                            ------------         -------------
   Total current assets                                                        1,018,100               943,997
                                                                            ------------         -------------
Property, plant and equipment, at cost                                         9,250,266             9,182,323
  Accumulated depreciation                                                    (6,311,777)           (6,243,002)
                                                                            ------------         -------------
   Total property, plant and equipment, net                                    2,938,489             2,939,321
Employee benefit plans                                                           706,514               686,134
Other assets                                                                      47,711                40,476
                                                                            ------------         -------------
Total assets                                                                  $4,710,814            $4,609,928
                                                                            ============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                          $197,451              $257,766
  Accounts payable                                                               253,159               227,087
  Taxes payable                                                                  208,714               159,589
  Accrued interest                                                                31,184                24,031
  Accrued payroll costs                                                          201,748               219,406
  Dividends payable                                                              190,356               124,555
  Other                                                                          219,499               198,015
                                                                            ------------         -------------
   Total current liabilities                                                   1,302,111             1,210,449
                                                                            ------------         -------------

  Long-term debt                                                               1,530,946             1,532,650
  Deferred income taxes                                                          218,181               206,386
  Employee benefit plans                                                         363,994               352,200
  Other liabilities                                                               25,402                25,426
                                                                            ------------         -------------
   Total liabilities                                                           3,440,634             3,327,111
                                                                            ------------         -------------

Preferred stock, subject to mandatory redemption                                  16,937                16,937
                                                                            ------------         -------------

Shareholders' equity:
  Preferred stock                                                                 29,033                29,033
  Common stock (978,351 shares issued)                                           978,351               978,351
  Additional paid-in capital                                                      43,110                43,110
  Retained earnings                                                              202,749               215,386
                                                                            ------------         -------------
   Total shareholders' equity                                                  1,253,243             1,265,880
                                                                            ------------         -------------
Total liabilities and shareholders' equity                                    $4,710,814            $4,609,928
                                                                            ============         =============


See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               -------------------------------
                                                                                 1997                   1996
                                                                               ---------              --------
                                                                                    (Thousands of Dollars)
OPERATIONS
  Net income                                                                    $177,999              $129,043
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 122,401               136,367
   Deferred income taxes                                                           7,733                16,574
   Provision for uncollectible accounts                                            8,509                10,271
   Changes in current assets and current liabilities                              25,637                30,653
   Other - net                                                                    (6,178)               (6,087)
                                                                             -----------            ----------
   Net cash from operations                                                      336,101               316,821
                                                                             -----------            ----------

INVESTING
  Capital expenditures                                                          (129,942)             (128,602)
                                                                             -----------            ----------
   Cash used in investing                                                       (129,942)             (128,602)
                                                                             -----------            ----------

FINANCING
  Long-term debt retired                                                         (15,862)              (17,598)
  Dividends                                                                     (124,835)              (98,511)
  Decrease in short-term obligations, excluding current maturities               (46,332)              (98,179)
  Other - net                                                                         --                17,943
                                                                             -----------            ----------
   Net cash used in financing                                                   (187,029)             (196,345)
                                                                             -----------            ----------
Increase (decrease) in cash and cash equivalents                                  19,130                (8,126)

Cash and cash equivalents:
  Beginning of period                                                             12,975                31,655
                                                                             -----------            ----------
  End of period                                                                  $32,105               $23,529
                                                                             ===========            ==========





See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

GTE North Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                        GTE North Incorporated
                                                                  ----------------------------------
                                                                             (Registrant)

Date:            May 15, 1997                                           William M. Edwards, III
      --------------------------------------                      ----------------------------------
                                                                        William M. Edwards, III
                                                                      Vice President - Controller
                                                                    (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                                                    Description
     ------                                                    -----------
        12                Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule