Form 10-Q
period 1997-06-30
GTE NORTH INC
filed 1997-08-14
CIK 40867

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                               June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

                                                 YES     X     NO
                                                      -------      -------

   The Company had 978,351 shares of $1,000 stated value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

                         PART I. FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             ---------------------------------     --------------------------------
                                                 1997               1996               1997              1996
                                             -------------     --------------      -------------     -------------
                                                                    (Thousands of Dollars)
REVENUES AND SALES
  Local services                             $     299,176     $      274,491      $     596,195     $     551,465
  Network access services                          299,327            272,037            571,957           541,917
  Toll services                                     70,172             85,127            152,561           177,328
  Other services and sales                         108,885            104,529            198,496           197,035
                                             -------------     --------------      -------------     -------------
    Total revenues and sales                       777,560            736,184          1,519,209         1,467,745
                                             -------------     --------------      -------------     -------------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                      262,012            257,282            474,198           514,939
  Selling, general and administrative              106,732            122,852            201,341           229,707
  Depreciation and amortization                    124,815            118,436            247,216           254,803
                                             -------------     --------------      -------------     -------------
    Total operating costs and expenses             493,559            498,570            922,755           999,449
                                             -------------     --------------      -------------     -------------
OPERATING INCOME                                   284,001            237,614            596,454           468,296

OTHER EXPENSES
  Interest - net                                    33,194             27,588             62,272            55,599
  Other - net                                        1,872                 --              1,872                --
                                             -------------     --------------      -------------     -------------
INCOME BEFORE INCOME TAXES                         248,935            210,026            532,310           412,697
  Income taxes                                      92,396             78,270            197,772           151,898
                                             -------------     --------------      -------------     -------------
NET INCOME                                   $     156,539     $      131,756      $     334,538     $     260,799
                                             =============     ==============      =============     =============












Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Net income                         $        156.5     $       131.8      $       334.5      $       260.8


Net income increased 19% or $24.7 and 28% or $73.7 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily due to higher revenues and sales, primarily local services and network access services, and significantly lower year-to-date operating expenses.

REVENUES AND SALES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Local services                     $        299.2     $       274.5      $       596.2      $       551.5
         Network access services                     299.3             272.1              571.9              541.9
         Toll services                                70.2              85.1              152.6              177.3
         Other services and sales                    108.9             104.5              198.5              197.0
                                            --------------     -------------      -------------      -------------
           Total revenues and sales         $        777.6     $       736.2      $     1,519.2      $     1,467.7

Total revenues and sales increased 6% or $41.4 and 4% or $51.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 9% or $24.7 and 8% or $44.7 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The number of access lines increased 4% for both the three and six months ended June 30, 1997, which generated additional revenues of $6.1 and $10.8, respectively. The three and six month increases also reflect a $9.2 and $15.4 growth in revenues from enhanced custom calling features, such as SmartCall(R), and a $1.9 and $4.5 growth in revenues from CentraNet(R) services. The increase in local service revenues also reflects the impact from a reclassification made in the second quarter of 1996 of $7.2.

Network access service revenues increased 10% or $27.2 and 6% or $30 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Minutes of use increased 13% and 12% for the three and six month periods ended June 30, 1997, which generated additional revenues of $19.7 and $35.7, respectively. The three and six month increases are also due to increases of $7.6 and $11.9 in special access revenues resulting from customer demand for increased bandwidth services. These favorable items were partially offset by reductions in interstate and intrastate access revenues of $9.6 and $21.9 from the rate changes associated with the Federal Communication Commission's (FCC) 1995 and 1996 price caps and the Illinois conversion to an Originating Responsibility Plan (ORP) in July 1996 (as discussed in Other Matters). The three month increase also reflects a $2.4 increase in revenues associated with access fees charged to cellular service providers.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Toll service revenues decreased 18% or $14.9 and 14% or $24.7 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The decline in revenues reflects the impact of lower toll volumes from intraLATA (local access transport area) toll competition, including 10XXX and 1 + presubscription. The decrease in revenues is also due to the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. These decreases are partially offset by an increase in toll volumes primarily due to the Illinois conversion to an ORP (as discussed in Other Matters). The decrease is also due to unfavorable intrastate settlement activity.

Other services and sales revenues increased 4% or $4.4 and 1% or $1.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The three and six month increases are primarily due to a $2.3 increase in affiliate rent revenues for both periods and a $2.4 and $3.4 growth in revenues from radio paging, voice messaging and database 800 services. A decline in billing and collection revenues of $2.3 and $4.5 for the three and six month periods, respectively, partially offset these increases. The decline in billing and collection revenues was primarily the result of the Illinois conversion to an ORP (as discussed in Other Matters), partially offset by an increase in interstate billing and collection revenues due to favorable contract rate negotiations.

OPERATING COSTS AND EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Total operating costs and expenses $        493.6     $       498.6      $       922.8      $       999.4

Total operating costs and expenses decreased 1% or $5 and 8% or $76.6 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

The three and six month decreases are primarily attributable to lower data processing costs of $19.8 and $28.4, lower labor and benefits costs of $9.8 and $17.8 and lower access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territory of $11 for both periods. These decreases are partially offset by increases of $10 and $15.6 for systems conversion costs. The three month decrease is also partially offset by increases in depreciation charges of $6.4 associated with additions to plant balances and additional advertising costs of $20.6. The decrease in operating costs and expenses for the six month period also reflects the year-to-date decrease in depreciation expenses of $7.6 due to rate changes reflecting revised salvage values. The year-to-date decrease also reflects the impact of $27.6 in pension settlement gains from lump-sum payments from the Company's pension plans that were recorded in the first quarter of 1997, partially offset by $7.2 in gains recorded during the same period of 1996.


OTHER EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1997              1996               1997               1996
                                            --------------     -------------      -------------      -------------
         Interest - net                     $         33.2     $        27.6      $        62.3      $        55.6
         Income taxes                                 92.4              78.3              197.8              151.9

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Interest - net increased 20% or $5.6 for the three months and 12% or $6.7 for the six months ended June 30, 1997 compared to the same periods in 1996. These increases are primarily attributable to higher average debt levels.

Income taxes increased 18% or $14.1 for the three months and 30% or $45.9 for the six months ended June 30, 1997 compared to the same periods in 1996. These increases are primarily due to corresponding increases in pre-tax income.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's primary source of funds during the first six months of 1997 was cash from operations of $459.7 compared to $580.5 for the same period in 1996. The year-to-year decrease in cash from operations primarily reflects an increase in the Company's working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first six months of 1997 were $312.1 compared to $263.3 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks and upgrades associated with the support of expanded services.

Cash used in financing activities was $109.9 during the first six months of 1997 compared to $332.7 for the same period in 1996. This included dividend payments of $315.4 in the first six months of 1997 compared to $231.1 for the same period in 1996. During the first six months of 1997, the Company paid a total of $221.9 for the retirement of debt and preferred stock. This amount includes $2.1 paid in premiums on the May 1997 retirement of $185.3 of long-term debt and preferred stock, redeemed prior to stated maturity. The Company also retired $34.5 of long-term debt and preferred stock during the first six months of 1997, compared to total retirements of $18.6 during the same period of 1996. In May 1996, the Company issued $200 of 7 5/8% debentures. Short-term financings, including the net change in affiliate notes, increased $427.4 during the first six months of 1997, compared to a decrease of $299.4 for the same period of 1996. The Company entered into forward contracts to hedge against changes in interest rates related to the 1996 debt refinancing. A $19 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the FCC's rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $4.1, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $8.9, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price increase of $4.8.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Subsequent decisions are expected to be issued throughout 1997.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Indiana, and additional studies are expected to be filed during the second half of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Indiana, Pennsylvania and Wisconsin and additional proceedings are scheduled to begin during the remainder of 1997 and into 1998. Separate USF proceedings to address discount rates for intrastate telecommunications services to elementary schools, secondary schools and public libraries have also begun in Indiana and Wisconsin.

State Regulatory Developments

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC) studies and to establish rates for interconnection, UNEs and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in the first quarter of 1998. The filing for UNEs is scheduled to occur in January 1998. Hearings are tentatively scheduled to take place during the second quarter of 1998.

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

As discussed above, Illinois went through a conversion to an ORP in July 1996. Under an ORP, the Company keeps the revenues from originating toll calls, records them as toll service revenues and remits access charges to other LECs for calls terminating outside the Company's service territories. The Company also receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the ORP plan is intended to be income neutral, as decreases in access revenues are offset by increases in toll revenues and corresponding increases in access charge expenses.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Ohio

On December 24, 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. The U.S. District Court dismissed the case on May 12, 1997.

On January 30, 1997, the PUCO issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate of 12.16% issued in the previous arbitration proceedings. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. Sprint has filed a motion to dismiss the Company's complaint.

Pennsylvania

On December 6, 1996, the Pennsylvania Public Utility Commission (PPUC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.8%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. Both the PPUC and AT&T have filed motions to dismiss the Company's complaint. On December 12, 1996, the PPUC's Administrative Law Judge established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. The PPUC is expected to be issuing an order during the third quarter of 1997.

On December 19, 1996, the PPUC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate of 22.8% issued in the previous arbitration proceedings. The Company filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. Sprint has filed a motion to dismiss the Company's complaint.

On January 17, 1997, the PPUC entered an order directing the Company to file revised cost studies to establish permanent rates for UNEs. Subsequently, the Company was granted until August 15, 1997 to file the required cost studies.

On January 28, 1997, the PPUC issued its Universal Service order which prescribed initial levels of basic universal service rates and cost study methodology. On July 31, 1997, the PPUC issued an order in response to the petitions for reconsideration of its Universal Service order. The PPUC has ordered that the record be reopened and that technical workshops be conducted on the record to select a final basic universal service model.

On February 13, 1997, the PPUC initiated a generic investigation into Intrastate Access Charge Reform. The investigation's focus will be on cost standards, coordinating with local interconnection rulings and agreements, and rate making standards. The PPUC is expecting its Administrative Law Judge to be issuing an order during the fourth quarter of 1997.

On July 31, 1997, the PPUC issued an order in response to the petitions for reconsideration of its January 28, 1997 Universal Service order. The PPUC has ordered that the record be reopened and that technical workshops be conducted on the record to select a final basic universal service model.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Indiana

On March 26, 1997, the Indiana Utility Regulatory Commission (IURC) opened an investigation into access charge reform and universal service. This docket was established in anticipation of the FCC decisions on the same issues. A final resolution is expected during the first quarter of 1998.

On May 23, 1997, the Company filed its cost studies and supporting testimony for UNEs with the IURC. Hearings are scheduled for October 1997.

Wisconsin

On July 5, 1994, regulatory reform legislation was signed into law in Wisconsin. Effective September 1, 1994, this legislation allows LECs to choose to be regulated under price cap regulation or remain under traditional rate of return regulation. Regardless of the LEC's choice, the legislation opens the LEC's local-exchange franchises to competition and requires interconnection with competitors and provision of basic local services on an unbundled basis. If a LEC chooses to operate under the price cap plan, it is required to file a network modernization plan. On November 2, 1994, the Company formally notified the Public Service Commission of Wisconsin (PSCW) that it would elect price cap regulation as of January 1, 1995.

On March 15, 1996, the Company filed the results of its first year under price regulation (1995). The PSCW authorized a price increase of 0.63% in intraLATA toll rates based on the established price cap formula and the Company's results of service quality and infrastructure investment levels. No price increase was implemented due to competitive market conditions. On April 30, 1997, the Company filed its second year results (1996) under price cap regulation. On May 27, 1997, the PSCW issued a letter order authorizing a 0.63% price increase in intraLATA toll rates. Again, due to the competitive market conditions, the Company deferred the opportunity to implement the price increase.

On January 24, 1997, the PSCW issued a Notice of Investigation to review the degree to which the Company has met its infrastructure commitments during the first two years under price cap regulation. On May 27, 1997, the PSCW approved, as a result of the review, the Company's plan for incremental investment in outside plant and high-speed data transmission services and discounted rates for schools and public libraries.

On July 17, 1997, the PSCW ordered that intraLATA toll be removed from price cap regulation. IntraLATA toll rates will no longer be subject to changes based upon a formula related to the Gross Domestic Product Price Index.

Michigan

On December 12, 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and by Ameritech which address pricing and costs of UNEs, interconnection services, and resold services. The MPSC is expected to issue an order during the third quarter of 1997.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


On December 12, 1996 and January 15, 1997, the MPSC issued its decisions in the Company's arbitrations with AT&T and Sprint, respectively, to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 25%. The Company filed lawsuits in the U.S. District Court challenging portions of the MPSC's arbitration determinations. On May 30, 1997, the U.S. District Court dismissed both cases.

Other Developments

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                               $           50,652     $           12,975
  Receivables, less allowances of $27,644 and $31,248                                803,888                805,965
  Inventories and supplies                                                            57,289                 40,996
  Deferred income tax benefits                                                        66,829                 59,438
  Prepaid taxes and other                                                             65,147                 24,623
                                                                          ------------------     ------------------
    Total current assets                                                           1,043,805                943,997
                                                                          ------------------     ------------------
Property, plant and equipment, at cost                                             9,389,388              9,182,323
  Accumulated depreciation                                                       (6,398,542)            (6,243,002)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       2,990,846              2,939,321
Employee benefit plans and other assets                                              775,714                726,610
                                                                          ------------------     ------------------
    Total assets                                                          $        4,810,365     $        4,609,928
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                    $           43,061     $          257,766
  Notes payable to affiliates                                                        419,306                     --
  Accounts payable                                                                   192,211                227,087
  Taxes payable                                                                      147,993                159,589
  Accrued interest                                                                    26,715                 24,031
  Accrued payroll costs                                                              156,878                219,406
  Dividends payable                                                                  122,822                124,555
  Other                                                                              236,467                198,015
                                                                          ------------------     ------------------
    Total current liabilities                                                      1,345,453              1,210,449
                                                                          ------------------     ------------------

  Long-term debt                                                                   1,550,854              1,532,650
  Deferred income taxes                                                              228,831                206,386
  Employee benefit plans                                                             369,569                352,200
  Other liabilities                                                                   26,814                 25,426
                                                                          ------------------     ------------------
    Total liabilities                                                              3,521,521              3,327,111
                                                                          ------------------     ------------------

Preferred stock, subject to mandatory redemption                                      16,167                 16,937
                                                                          ------------------     ------------------

Shareholders' equity:
  Preferred stock                                                                     15,208                 29,033
  Common stock (978,351 shares issued)                                               978,351                978,351
  Additional paid-in capital                                                          43,110                 43,110
  Retained earnings                                                                  236,008                215,386
                                                                          ------------------     ------------------
    Total shareholders' equity                                                     1,272,677              1,265,880
                                                                          ------------------     ------------------
    Total liabilities and shareholders' equity                            $        4,810,365     $        4,609,928
                                                                          ==================     ==================

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                          -----------------------------------------
                                                                                 1997                   1996
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                              $          334,538     $          260,799

  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                    247,216                254,803
    Deferred income taxes                                                             14,636                 35,713
    Provision for uncollectible accounts                                              18,096                 18,180
    Changes in current assets and current liabilities                              (140,700)                 33,350
    Other - net                                                                     (14,097)               (22,312)
                                                                          ------------------     ------------------
    Net cash from operations                                                         459,689                580,533
                                                                          ------------------     ------------------

INVESTING
  Capital expenditures                                                             (312,127)              (263,333)
                                                                          ------------------     ------------------
    Cash used in investing                                                         (312,127)              (263,333)
                                                                          ------------------     ------------------

FINANCING
  Long-term debt issued                                                                   --                196,902
  Long-term debt and preferred stock retired, including premiums paid on
    early retirement                                                               (221,908)               (18,584)
  Dividends                                                                        (315,383)              (231,086)
  Net change in affiliate notes                                                      619,306                     --
  Decrease in short-term obligations, excluding current maturities                 (191,900)              (299,390)
  Other - net                                                                             --                 19,438
                                                                          ------------------     ------------------
    Net cash used in financing                                                     (109,885)              (332,720)
                                                                          ------------------     ------------------
Increase (decrease) in cash and cash equivalents                                      37,677               (15,520)

Cash and cash equivalents:
  Beginning of period                                                                 12,975                 31,655
                                                                          ==================     ==================
  End of period                                                           $           50,652     $           16,135
                                                                          ==================     ==================





See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) Long-term debt as of June 30, 1997 includes $200 million of affiliate notes payable which the Company anticipates refinancing during the second half of 1997. These affiliate notes payable represent notes payable to GTE Funding Incorporated, a company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(4) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27 Financial Data Schedule

        b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE North Incorporated
                                       ----------------------------------------
                                                     (Registrant)

Date:       August 14, 1997                     William M. Edwards, III
     ------------------------------    ----------------------------------------
                                                William M. Edwards, III
                                              Vice President - Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX


     EXHIBIT
      NUMBER                                                     DESCRIPTION
-------------------        -----------------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule

