Form 10-Q
period 1997-09-30
GTE NORTH INC
filed 1997-11-14
CIK 40867

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997       or

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


                                            YES     X     NO
                                                ---------    --------

The Company had 978,351 shares of $1,000 stated value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                            -------------------------     -------------------------
                                              1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
                                                               (Thousands of Dollars)
REVENUES AND SALES
  Local services                            $  306,346     $  286,926     $  902,541     $  838,391
  Network access services                      308,787        271,652        880,744        813,569
  Toll services                                 66,502         89,142        219,063        266,470
  Other services and sales                     106,158        114,509        304,654        311,544
                                            ----------     ----------     ----------     ----------
    Total revenues and sales                   787,793        762,229      2,307,002      2,229,974
                                            ----------     ----------     ----------     ----------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                  221,247        283,753        695,445        798,692
  Selling, general and administrative           95,413        114,479        296,754        344,186
  Depreciation and amortization                126,959        119,706        374,175        374,509
                                            ----------     ----------     ----------     ----------
    Total operating costs and expenses         443,619        517,938      1,366,374      1,517,387
                                            ----------     ----------     ----------     ----------
OPERATING INCOME                               344,174        244,291        940,628        712,587

OTHER EXPENSE
  Interest - net                                31,675         29,708         93,947         85,307
  Other - net                                       --             --          1,872             --
                                            ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                     312,499        214,583        844,809        627,280
  Income taxes                                 116,464         76,557        314,236        228,455
                                            ----------     ----------     ----------     ----------
NET INCOME                                  $  196,035     $  138,026     $  530,573     $  398,825
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

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS


                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       -----------------     -----------------
                                        1997       1996       1997       1996
                                       ------     ------     ------     ------

Net income                             $196.0     $138.0     $530.6     $398.8

Net income increased 42% or $58 and 33% or $131.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily due to lower operating expenses combined with higher revenues and sales, primarily from local services and network access services.

REVENUES AND SALES


                                Three Months Ended       Nine Months Ended
                                    September 30,          September 30,
                               --------------------    ---------------------
                                   1997        1996        1997         1996
                               --------    --------    --------     --------
Local services                 $  306.3    $  286.9    $  902.5     $  838.4
Network access services           308.8       271.7       880.7        813.6
Toll services                      66.5        89.1       219.1        266.5
Other services and sales          106.2       114.5       304.7        311.5
                               --------    --------    --------     --------
  Total revenues and sales     $  787.8    $  762.2    $2,307.0     $2,230.0

Total revenues and sales increased 3% or $25.6 and 3% or $77 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 7% or $19.4 and 8% or $64.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The number of access lines increased 4% for both the three and nine months ended September 30, 1997, which generated additional revenues of $5.9 and $16.7, respectively. The increase in local service revenues for both periods of 1997 also reflects growth of $10.3 and $25.7 in revenues from enhanced custom calling features, such as SmartCall(R) services, $2.2 and $6.6 growth in revenues from CentraNet(R) services and $1.7 and $5.6 growth in revenues from sales of Integrated Services Digital Network (ISDN). ISDN enables the simultaneous transmission of voice, data, image and text, over one phone line and facilitates Internet access.

Network access service revenues increased 14% or $37.1 and 8% or $67.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This growth is largely due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 15% and 14% for the three and nine month periods ended September 30, 1997, generating additional revenues of $22.6 and $62.4, respectively. Special access revenues grew $10.9 and $22.8 for the three and nine month periods, respectively, due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. These favorable items were partially offset by 1997 quarter and year-to-date reductions in interstate and intrastate access revenues of $9.7 and $33.1 from the rate changes associated with the Federal Communication Commission's (FCC) 1996 and 1997 price caps and the Illinois conversion to an Originating Responsibility Plan (ORP) in July 1996 (as discussed in Other Matters).

GTE NORTH INCORPORATED AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Toll service revenues decreased 25% or $22.6 and 18% or $47.4 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The decline in revenues reflects the impact of lower toll volumes from intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription. The decrease in revenues is also due to the impact of optional discount calling plans, which effectively lowered intrastate long distance rates. These decreases are partially offset by an increase in toll revenues primarily due to the Illinois conversion to an ORP (as discussed in Other Matters).

Other services and sales revenues decreased 7% or $8.3 and 2% or $6.8 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The three and nine month decreases are primarily attributable to the decline in equipment sales and single-line rent revenues of $11.4 and $16.4. These decreases are partially offset by a $2.3 increase for both periods in revenues from directory publications, and increases in affiliate rent revenues of $1 and $3.3 for the three and nine month periods, respectively. The year-to-date decrease is further offset by the increase in wireless activation commissions and related accessory sales of $1.3.

OPERATING COSTS AND EXPENSES



                                              Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                           -----------------------     ----------------------
                                              1997          1996          1997         1996
                                           ---------     ---------     ---------     --------
                                           $   443.6     $   517.9     $ 1,366.4     $1,517.4

Total operating costs and expenses


Total operating costs and expenses decreased 14% or $74.3 and 10% or $151 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Excluding the pension settlement gains discussed below, total operating expenses decreased 6% or $30.6 and 6% or $86.9 for the three and nine month periods, respectively.

Pension settlement gains of $71.3 were recorded during the first nine months of 1997, which included a $43.7 gain recorded during the third quarter. These gains are partially offset by $7.2 in gains recorded during the first quarter of 1996. Additionally, administrative productivity gains of $32.8 and $46 were achieved during the three and nine month periods, respectively, as well as lower operating taxes of $7 and $10.3 and lower access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territories of $3.2 and $7.4. These decreases are partially offset by higher labor and benefits costs of $12 and $11.6 required to support access line growth and customer demand for products and services. The year-to-date decrease is also partially offset by an increase in advertising costs of $24.5 aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment.

INCOME TAXES


                    Three Months Ended       Nine Months Ended
                      September 30,            September 30,
                   -------------------     -------------------
                      1997        1996        1997        1996
                   -------     -------     -------     -------
Interest - net     $  31.7     $  29.7     $  93.9     $  85.3
Income taxes         116.5        76.6       314.2       228.5

Interest - net increased 7% or $2 for the three months and 10% or $8.6 for the nine months ended September 30, 1997 compared to the same periods in 1996. These increases are primarily attributable to higher average debt levels.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Income taxes increased 52% or $39.9 and 38% or $85.7 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. These increases are primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short- term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's primary source of funds during the first nine months of 1997 was cash from operations of $782.9 compared to $859.9 for the same period in 1996. The year-to-year decrease in cash from operations primarily reflects the increase in working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first nine months of 1997 were $508.3 compared to $428.1 for the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the continued growth of existing networks and upgrades associated with the support of expanded services.

Cash used in financing activities was $268.4 during the first nine months of 1997 compared to $453 for the same period in 1996. This included dividend payments of $438.3 in the first nine months of 1997 compared to $382.7 for the same period in 1996. During the first nine months of 1997, the Company paid a total of $240.2 for the retirement of debt and preferred stock compared to $46.8 for the same period of 1996. Retirements for 1997 included $2.1 paid in premiums on the May 1997 retirement of $185.3 of long-term debt and preferred stock redeemed prior to stated maturity. In May 1996, the Company issued $200 of 7 5/8% debentures. Short-term financings, including the net change in affiliate notes, increased $410 during the first nine months of 1997, compared to a decrease of $239.8 for the same period of 1996. The Company entered into forward contracts to hedge against changes in interest rates related to the 1996 debt refinancing. A $19 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies have placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom).

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

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $4.1, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $8.9, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price increase of $4.8.

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Subsequent decisions are expected to be issued throughout 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Additionally, the Company has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration ruling or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Indiana and Pennsylvania, and additional studies in other states are expected to be filed during the remainder of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Illinois, Indiana, Pennsylvania and Wisconsin and additional proceedings are scheduled to occur during the remainder of 1997 and into 1998. Separate USF proceedings to address discount rates for intrastate telecommunications services to elementary schools, secondary schools and public libraries have also begun in Indiana and Wisconsin.

State Regulatory Developments

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC ) studies and to establish rates for interconnection, UNEs and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in the first quarter of 1998. The filing for UNEs is scheduled to occur in January 1998. Hearings are tentatively scheduled to take place during the second quarter of 1998.

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

As discussed above, Illinois converted to an ORP in July 1996. Under an ORP, the Company keeps the revenues from originating intraLATA toll calls, records them as toll revenues and remits access charges to other LECs for calls terminating outside the Company's service territories. The Company also receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the ORP plan is intended to be income neutral, as decreases in access revenues are offset by increases in toll revenues and corresponding increases in access charge expenses.

Ohio

On December 24, 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. The U.S. District Court dismissed the case on May 12, 1997. On October 2, 1997, the PUCO directed the Company and AT&T to file a composite agreement by October 17, 1997. An extension has been granted through the end of November.

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

Pennsylvania

On December 6, 1996, the Pennsylvania Public Utility Commission (PPUC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.8%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. Both the PPUC and AT&T have filed motions to dismiss the Company's complaint. On December 12, 1996, the PPUC's Administrative Law Judge established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. On September 3, 1997, the Administrative Law Judge recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. The PPUC is expected to issue an order during the first quarter of 1998.

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

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On January 17, 1997, the PPUC entered an order directing the Company to file revised cost studies to establish permanent rates for UNEs. The Company filed the required cost studies and revisions on August 29, 1997 and October 2, 1997, respectively. Hearings are scheduled for February 1998.

On January 28, 1997, the PPUC issued its Universal Service Order which prescribed initial levels of basic universal service rates and cost study methodology. On July 31, 1997, the PPUC issued an order in response to the petitions for reconsideration of its Universal Service Order. The PPUC has ordered that the record be reopened and that technical workshops be conducted on the record to select a final basic universal service model. Technical workshops and hearings were held during October 1997. A decision from the Administrative Law Judge is expected in December 1997.

On February 13, 1997, the PPUC initiated a generic investigation into Intrastate Access Charge Reform. The investigation's focus was on cost standards, coordinating with local interconnection rulings and agreements, and rate making standards. Hearings were conducted in September 1997. An order is expected during the fourth quarter of 1997.

Indiana

On March 26, 1997, the Indiana Utility Regulatory Commission (IURC) opened an investigation into access charge reform and universal service. This docket was established in anticipation of the FCC decisions on the same issues.
A final resolution is expected during the first quarter of 1998.

On May 23, 1997, the Company filed its cost studies and supporting testimony for UNEs with the IURC. Hearings are scheduled for December 1997.

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

Michigan

On December 12, 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and by Ameritech which address pricing and costs of UNEs, interconnection services, and resold services. The MPSC is expected to issue an order during the first quarter of 1998.

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

On October 6, 1997, GTE was served with a petition for local interconnection in Michigan by BRE Communications. The Company filed its response on October 31, 1997. Hearings are scheduled for December 1997. The MPSC is expected to issue its decision in January 1998.

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $45.5 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory approval process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       September 30,    December 31,
                                                                          1997             1996
                                                                       -----------      -----------
                                                                          (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                            $    19,130      $    12,975
  Receivables, less allowances of $26,539 and $31,248                      834,548          805,965
  Inventories and supplies                                                  56,552           40,996
  Deferred income tax benefits                                              73,882           59,438
  Prepaid taxes and other                                                   80,290           24,623
                                                                       -----------      -----------
    Total current assets                                                 1,064,402          943,997
                                                                       -----------      -----------
Property, plant and equipment, at cost                                   9,516,336        9,182,323
  Accumulated depreciation                                              (6,460,344)      (6,243,002)
                                                                       -----------      -----------
    Total property, plant and equipment, net                             3,055,992        2,939,321
                                                                       -----------      -----------
Employee benefit plans                                                     801,588          686,134
Other assets                                                                33,904           40,476
                                                                       -----------      -----------
    Total assets                                                       $ 4,955,886      $ 4,609,928
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                 $    42,063      $   257,766
  Notes payable to affiliates                                              251,933               --
  Accounts payable                                                         231,800          227,087
  Taxes payable                                                            208,943          159,589
  Accrued interest                                                          31,617           24,031
  Accrued payroll costs                                                    192,687          219,406
  Dividends payable                                                        152,687          124,555
  Other                                                                    218,579          198,015
                                                                       -----------      -----------
    Total current liabilities                                            1,330,309        1,210,449
                                                                       -----------      -----------

  Long-term debt                                                         1,683,831        1,532,650
  Deferred income taxes                                                    209,045          206,386
  Other liabilities, primarily employee benefit plans                      400,837          377,626
                                                                       -----------      -----------
    Total liabilities                                                    3,624,022        3,327,111
                                                                       -----------      -----------

Preferred stock, subject to mandatory redemption                            15,941           16,937
                                                                       -----------      -----------

Shareholders' equity:
  Preferred stock                                                           15,208           29,033
  Common stock (978,351 shares issued)                                     978,351          978,351
  Additional paid-in capital                                                43,110           43,110
  Retained earnings                                                        279,254          215,386
                                                                       -----------      -----------
    Total shareholders' equity                                           1,315,923        1,265,880
                                                                       -----------      -----------
    Total liabilities and shareholders' equity                         $ 4,955,886      $ 4,609,928
                                                                       ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  1997           1996
                                                                                ---------      ---------
                                                                                  (Thousands of Dollars)
OPERATIONS
  Net income                                                                    $ 530,573      $ 398,825

  Adjustments to reconcile net income to net cash from operations:
    Depreciation and amortization                                                 374,175        374,509
    Deferred income taxes                                                         (12,203)        40,831
    Provision for uncollectible accounts                                           26,759         28,897
    Change in current assets and current liabilities                              (71,067)        75,263
    Other - net                                                                   (65,354)       (58,475)
                                                                                ---------      ---------
    Net cash from operations                                                      782,883        859,850
                                                                                ---------      ---------

INVESTING
  Capital expenditures                                                           (508,302)      (428,087)
                                                                                ---------      ---------
    Net cash used in investing                                                   (508,302)      (428,087)
                                                                                ---------      ---------

FINANCING
  Long-term debt issued                                                               --         196,902
  Long-term debt and preferred stock retired, including premiums paid on
    early retirement                                                             (240,152)       (46,846)
  Dividends                                                                      (438,307)      (382,732)
  Net change in affiliate notes                                                   601,933             --
  Decrease in short-term obligations, excluding current maturities               (191,900)      (239,790)
  Other - net                                                                          --         19,438
                                                                                ---------      ---------
    Net cash used in financing                                                   (268,426)      (453,028)
                                                                                ---------      ---------
Increase (decrease) in cash and cash equivalents                                    6,155        (21,265)

Cash and cash equivalents:
  Beginning of period                                                              12,975         31,655
                                                                                ---------      ---------
  End of period                                                                 $  19,130      $  10,390
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

(2) Long-term debt as of September 30, 1997 includes $350 million of affiliate notes payable which the Company anticipates refinancing during the first quarter of 1998. These affiliate notes payable represent notes payable to GTE Funding Incorporated, a company that provides short-term financing and investment vehicles and cash management services for the Company and six of its affiliates.

(3) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(4) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K.

               (12) Statement re: Calculation of the Consolidated Ratio of
                    Earnings to Fixed Charges

               (27) Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      GTE North Incorporated
                                                 ------------------------------
                                                          (Registrant)

Date:           November 14, 1997                   William M. Edwards, III
          -----------------------------          ------------------------------
                                                    William M. Edwards, III
                                                  Vice President - Controller
                                                 (Principal Accounting Officer)


EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule
