Form 10-K405
period 1997-12-31
GTE NORTH INC
filed 1998-03-27
CIK 40867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       December 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

$1.15     SERIES CUMULATIVE PREFERRED STOCK-OH                   NO PAR VALUE
$1.25     SERIES CUMULATIVE PREFERRED STOCK-OH                   NO PAR VALUE
$2.00     SERIES CUMULATIVE PREFERRED STOCK-IN                   NO PAR VALUE
$2.10     SERIES CUMULATIVE PREFERRED STOCK-PA                   NO PAR VALUE
$2.20     SERIES CUMULATIVE PREFERRED STOCK-OH                   NO PAR VALUE
$2.25     SERIES CUMULATIVE PREFERRED STOCK-PA                   NO PAR VALUE
$2.30     SERIES CUMULATIVE PREFERRED STOCK-IL                   NO PAR VALUE
$2.375    SERIES CUMULATIVE PREFERRED STOCK-IL                   NO PAR VALUE
$2.40     SERIES CUMULATIVE PREFERRED STOCK-MI                  $50 PAR VALUE
$2.50     SERIES CUMULATIVE PREFERRED STOCK-IL                   NO PAR VALUE
$2.50     SERIES CUMULATIVE PREFERRED STOCK-IN                   NO PAR VALUE
$2.50C    SERIES CUMULATIVE PREFERRED STOCK-IN                   NO PAR VALUE
$4.50     SERIES CUMULATIVE PREFERRED STOCK-WI                 $100 PAR VALUE
$5.00     SERIES CUMULATIVE PREFERRED STOCK-WI                 $100 PAR VALUE
4.60%     SERIES CUMULATIVE PREFERRED STOCK-MI                  $50 PAR VALUE
5.16%     SERIES CUMULATIVE PREFERRED STOCK-MI                  $50 PAR VALUE
                   (TITLE OF CLASS)

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
                            YES   X      NO
                                -----        -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    X
            -----

THE COMPANY HAD 978,351 SHARES OF $1,000 STATED VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item                                                                                    Page
Part I

       1.     Business                                                                     1

       2.     Properties                                                                   4

       3.     Legal Proceedings                                                            4

       4.     Submission of Matters to a Vote of Security Holders                          4

Part II

       5.     Market for the Registrant's Common Equity and Related                        5
              Shareholder Matters

       6.     Selected Financial Data                                                      6

       7.     Management's Discussion and Analysis of Financial                            7
              Condition and Results of Operations

       8.     Financial Statements and Supplementary Data                                 14

       9.     Changes in and Disagreements with Accountants on                            37
              Accounting and Financial Disclosure

Part III

      10.     Directors and Executive Officers of the Registrant                          38

      11.     Executive Compensation                                                      40

      12.     Security Ownership of Certain Beneficial Owners and Management              48

      13.     Certain Relationships and Related Transactions                              48

Part IV

      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             49

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

The number of access lines in the states in which the Company operates as of December 31, 1997, was as follows:

                                Access
State                        Lines Served
-----                        ------------
Illinois                          963,245
Indiana                         1,067,070
Michigan                          727,127
Ohio                              966,956
Pennsylvania                      722,475
Wisconsin                         542,293
                             ------------
   Total                        4,989,166
                             ============

At December 31, 1997, the Company had 14,241 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW), the Communications Workers of America (CWA), the United Steelworkers of America (USW) and the International Association of Machinists (IAM). Contracts with the USW and the IAM will expire in 1998.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin for its intrastate business operations and by the Federal Communications Commission (FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Illinois, Michigan, Ohio, Pennsylvania and Wisconsin.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Michigan and Wisconsin have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Indiana, Illinois, Ohio, and Pennsylvania continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $4.8 million. On December 1, 1997, the FCC issued an Order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $6 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, new per line charges and the charges paid by end-users exceed the reductions in usage sensitive access charges paid by long distance carriers.

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


INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund Sites." GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, management believes the Company is not subject to administrative or judicial proceedings which would result in a material adverse effect on the Company's results of operations or financial position. The Company has established adequate reserves for estimated remediation and cleanup costs.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund Sites, outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $3.1 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 32% of gross plant of $9.6 billion at December 31, 1997.

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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE North Incorporated and Subsidiary

                                                                       Years Ended December 31,
                                           --------------------------------------------------------------------------------
Selected Income Statement Items (a)            1997             1996            1995              1994           1993(b)
-----------------------------------        --------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
Revenues and sales                         $ 3,113,636      $ 2,988,803     $ 2,861,163         $ 2,794,465     $ 2,637,564

Operating costs and expenses                 1,849,902        2,002,253       1,981,530           1,924,409       2,383,648
                                           -----------      -----------     -----------         -----------     -----------
Operating income                             1,263,734          986,550         879,633             870,056         253,916
Interest - net                                 121,826          113,875         114,646             109,487         113,775
Gain on disposition of assets                  (15,939)              --              --                  --              --
Other - net                                        422               --              --                  --              --
Income taxes                                   425,970          321,175         271,743             284,293          34,925
                                           -----------      -----------     -----------         -----------     -----------
Income before extraordinary charges            731,455          551,500         493,244             476,276         105,216
Extraordinary charges                               --               --      (1,253,960)(c)              --         (14,270)
                                           -----------      -----------     -----------         -----------     -----------
Net income (loss)                          $   731,455      $   551,500     $  (760,716)        $   476,276     $    90,946
                                           ===========      ===========     ===========         ===========     ===========
Dividends declared on common stock         $   565,584      $   548,502     $   336,000         $   277,729     $   165,052
Dividends declared on preferred stock            1,810            2,559           2,592               2,643           2,680

                                                                      As of December 31,
                                           ---------------------------------------------------------------------------
Selected Balance Sheet Items                   1997            1996            1995            1994            1993
----------------------------               ---------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
Property, plant and equipment, net (c)     $ 3,131,325     $ 2,939,321     $ 2,841,574     $ 4,780,079     $ 4,680,338
Total assets                                 4,775,881       4,609,928       4,289,081       6,120,013       5,813,016
Long-term debt and preferred stock,
  subject to mandatory redemption            1,784,385       1,549,587       1,348,437       1,384,397       1,486,589
Shareholders' equity                         1,415,850       1,265,880       1,265,441       2,364,657       2,168,750


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE North Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services to customers in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. At December 31, 1997, the Company served 4,989,166 access lines in its service territories.


RESULTS OF OPERATIONS

                                    Years Ended December 31,
                                 ------------------------------
                                   1997       1996       1995
                                 --------   --------   --------
Net income (loss)                $  731.5   $  551.5   $ (760.7)

Net income increased 33% or $180 in 1997. The 1997 increase is primarily the result of an increase in local and network access revenues combined with significantly lower operating costs and expenses. The gain on the sale of certain non-strategic properties also contributed to the increase. These favorable items are partially offset by a decline in toll service revenues.

The net loss for 1995 includes one-time extraordinary charges (net of tax) of $1,241.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) and $12.5 for the early retirement of debt in the fourth quarter of 1995. Excluding these extraordinary charges, net income increased 12% or $58.3 in 1996. The 1996 increase represents higher revenues and sales, reflecting customer growth from an increase in access lines and minutes of use, and lower depreciation expense, partially offset by higher operating costs.


REVENUES AND SALES

                                     Years Ended December 31,
                               ------------------------------------
                                  1997         1996         1995
                               ----------   ----------   ----------
Local services                 $  1,212.6   $  1,131.7   $  1,064.0
Network access services           1,180.8      1,081.4      1,060.7
Toll services                       280.5        352.4        366.6
Other services and sales            439.7        423.3        369.9
                               ----------   ----------   ----------
  Total revenues and sales     $  3,113.6   $  2,988.8   $  2,861.2


Total revenues and sales increased 4% or $124.8 in 1997 and 4% or $127.6 in 1996.

Local service revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Local service revenues increased 7% or $80.9 in 1997 and 6% or $67.7 in 1996. Access line growth of 4% in 1997 generated additional revenues of $23.3 from basic local services, $8.9 from CentraNet(R) services and $8.1 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $35.1 to the increase. The increase for 1997 also reflects the $7.2 favorable impact of the tax adjustment recorded in 1996 to correct the billing of certain state excise taxes. Access line growth of 4% in 1996 generated additional revenues of $30.9 from basic local services, $10.7 from CentraNet(R) services and $4.8 from sales of ISDN. Demand for enhanced custom calling features contributed $9.7 to the 1996 increase. A revenue-neutral rate restructuring in Michigan, effective fourth quarter 1995, resulted in an increase in local service revenues of $13, which is offset by corresponding decreases in both network access and toll services revenues. The tax adjustment made in the second quarter of 1996 of $7.2, as discussed above, partially offsets the 1996 increases.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls hauled or terminated by the Company. Revenues derived from network access services increased 9% or $99.4 in 1997 and 2% or $20.7 in 1996. This growth is largely due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 14% for 1997, generating an additional $86.6 in revenues. Special access revenues grew $39 due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. These favorable items were partially offset by a 1997 reduction in interstate and intrastate access revenues of $42.3 from the rate changes associated with the FCC's 1996 and 1997 price cap filings and the Illinois conversion to an Originating Responsibility Plan (ORP) in July 1996. The 1996 increase is primarily due to an 11% increase in minutes of use, which generated $59.2 of additional revenues. The increase in network access revenues also reflects a $9.7 growth in special access revenues. A reduction of $44.2 in interstate access revenues reflecting the net effect of the rate changes associated with the Federal Communications Commission's (FCC's) 1995 and 1996 price cap filings and the rate restructure in Michigan, partially offset the increases to revenues in 1996.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 20% or $71.9 in 1997 and 4% or $14.2 in 1996. The 1997 and 1996 decline in revenues is attributable to lower toll volumes, primarily related to intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact from optional discount calling plans, which effectively lowered intrastate toll rates. These decreases are partially offset by an increase in toll revenues primarily due to the Illinois conversion to an ORP in July 1996. The 1996 decrease is also due to the effect of the rate restructure in Michigan, as discussed above in local service revenues, and $5.9 of unfavorable intrastate settlement activity. Equal access (1+ presubscription) was completed for all states in which the Company operates effective May 1997.

Other services and sales revenues increased 4% or $16.4 in 1997 and 14% or $53.4 in 1996. The 1997 increase is primarily due to the favorable impact of the FCC's order on payphone interim compensation of $10.3 (as discussed in Note 11 of the Company's financial statements included in Item 8). Increases in revenues from billing and collections of $8.5, DataBase 800 services of $5.4, directory advertising of $3.3 and voice messaging services of $1.6, also contributed to the 1997 increase in other services and sales revenues. These increases are partially offset by the $18.1 decrease in equipment sales and single-line rent revenues. The 1996 increase is primarily due to $57.1 of additional equipment sales. The increase is also related to higher directory advertising revenues of $6.1 due to timing of publications and growth of $3.4 in revenues from sales of paging and voice messaging services. These 1996 increases are partially offset by a decrease of $12.5 in billing and collection revenues.

OPERATING COSTS AND EXPENSES

                                               Years Ended December 31,
                                         -------------------------------------
                                            1997          1996         1995
                                         ---------     ---------     ---------
Cost of services and sales               $   966.4     $ 1,061.0     $ 1,003.3
Selling, general and administrative          390.3         447.1         412.8
Depreciation and amortization                493.2         494.2         565.4
                                         ---------     ---------     ---------

  Total operating costs and expenses     $ 1,849.9     $ 2,002.3     $ 1,981.5

Total operating costs and expenses decreased 8% or $152.4 in 1997 and increased 1% or $20.8 in 1996.

The 1997 decrease in operating costs and expenses is primarily due to pension settlement gains of $80.9, recorded in 1997 as a result of lump-sum payments from the Company's benefit plans, partially offset by $28.1 of gains recorded in 1996, which resulted in a $52.8 net decrease in operating costs and expenses. The decrease also reflects the favorable impact of $5.6 in actuarial adjustments made to the Company's pension plan and $53.3 in administrative productivity gains achieved during the year. Lower access charges of $6.7 incurred to terminate the customers' intraLATA toll calls outside of the Company's service territories, lower operating taxes of $7.8 and the favorable impact of the reserve recorded in 1996 for inside wire maintenance settlements of $5.7 contributed to the decrease. Lower material costs of $19.6 related to the completion of a university project in the beginning of 1997 also contributed to the decrease in costs. Higher depreciation charges associated with additions to plant were offset by a reduction in depreciation rates to reflect higher net salvage values of certain telephone plant and equipment. The decrease in operating costs and expenses were partially offset by $10.5 in charges associated with local number portability and an increase in advertising and promotional costs of $33.9 aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment.

The 1996 increase represents higher cost of services and sales expense and higher selling, general and administrative costs associated with revenue generation efforts, reduced partially by lower depreciation costs. The 1996 increase reflects higher material costs of $23.8 partially associated with a large university project, greater labor costs of $17.1, including contractor costs, and increased telecommunication costs of $15. In addition, the 1996 increase is related to higher application software costs of $14.7, higher data processing costs of $11.9, and higher operating taxes of $5.8. Also contributing to the 1996 increase are the change in actuarial adjustments to the Company's benefit plans of $7.8 and a reserve of $5.7 for inside wire maintenance settlements, as discussed in Other Matters. These increases are partially offset by a net $71.2 decrease in depreciation due to revised estimates of salvage values and the lives of certain assets, partially offset by higher depreciation charges associated with additions to plant. Pension settlement gains of $28.1 recorded in 1996 were partially offset by settlement gains of $13.2 recorded in 1995, which resulted in a $14.9 net decrease.


OTHER (INCOME) EXPENSE

                                       Years Ended December 31,
                                  -----------------------------------
                                     1997         1996         1995
                                  --------      --------     --------
Interest - net                    $  121.8      $  113.9     $  114.6
Gain on disposition of assets        (15.9)           --           --
Income taxes                         426.0         321.2        271.7

Interest - net increased 7% or $7.9 in 1997 and remained relatively unchanged in 1996. The 1997 increase is primarily attributable to higher average debt levels.

On October 31, 1997, the Company sold 8 telephone exchanges in the state of Michigan (representing 11,094 access lines). A pre-tax gain of $15.9 was recorded on the sale of these non-strategic properties.

Income taxes increased 33% or $104.8 in 1997 and 18% or $49.5 in 1996. The 1997 and 1996 increases are primarily attributable to corresponding increases in pre-tax income. The 1996 increase also reflects adjustments made to prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt. The Company has an existing shelf registration statement for an additional $150 million of debentures.

The Company's primary source of funds during 1997 was cash from operations of $1,289.4 compared to $1,094.7 in 1996. The increase in cash from operations reflects improved results from operations and a decrease in the Company's working capital requirements.

Net cash used in investing activities was $674.7 in 1997 compared to $609 in 1996. Capital expenditures were $708.2 and $609 during 1997 and 1996, respectively. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's anticipated construction costs for 1998 are expected to decrease slightly from the 1997 level. In 1997, proceeds from sales of assets includes $34.1 received from the sale of certain non-strategic properties.

Net cash used in financing activities was $615.5 in 1997 compared to $504.4 in 1996. This included dividend payments of $591.1 in 1997 compared to $524.7 in 1996. The Company paid a total of $265.7 for the retirement of debt and preferred stock compared to $46.8 for 1996. Retirements for 1997 included $2.1 paid in premiums on the May 1997 retirement of $185.3 of long-term debt and preferred stock redeemed prior to stated maturity. The Company issued $150 of 6.40% debentures in December 1997. The Company issued $200 of 7.625% debentures in May 1996 and $250 of 6.90% debentures in November 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. Short-term financings, including the net change in affiliate notes, increased $92.5 for 1997 compared to a decrease of $398.4 for 1996. The Company entered into forward contracts to hedge against changes in interest rates related to the 1996 debt refinancing. A $19 gain on the settlement of forward contracts is being amortized over the life of the refinanced debt as an offset to interest expense.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin for its intrastate business operations and by the FCC for its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Illinois, Michigan, Ohio, Pennsylvania and Wisconsin. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Indiana, Illinois and Pennsylvania and additional studies in other states are expected to be filed throughout 1998.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Illinois, Indiana, Pennsylvania and Wisconsin and additional proceedings are scheduled to occur during the remainder of 1998. Separate USF proceedings to address discount rates for intrastate telecommunications services to elementary schools, secondary schools and public libraries have also begun in Indiana and Wisconsin.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Michigan and Wisconsin have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Indiana, Illinois, Ohio and Pennsylvania continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $4.8. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $6. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, new per line charges and the charges paid by end-users of $24.1 exceed the reductions in usage sensitive access charges of $14.6 paid by long distance carriers.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $10.3 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 11 of the Company's consolidated financial statements included in Item 8.

YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $42.8. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $6.1. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.


LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $21 to implement Local Service Provider Portability within eighteen of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.


OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established in 1996 were adequate for the processing of all claims during 1997.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31                        1997            1996            1995
-----------------------                    -----------      -----------     -----------
                                                       (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                           $ 1,212,608      $ 1,131,681     $ 1,063,950
  Network access services                    1,180,842        1,081,374       1,060,670
  Toll services                                280,456          352,431         366,649
  Other services and sales                     439,730          423,317         369,894
                                           -----------      -----------     -----------
    Total revenues and sales                 3,113,636        2,988,803       2,861,163
                                           -----------      -----------     -----------
OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                   966,429        1,060,968       1,003,323
  Selling, general and administrative          390,274          447,127         412,802
  Depreciation and amortization                493,199          494,158         565,405
                                           -----------      -----------     -----------
    Total operating costs and expenses       1,849,902        2,002,253       1,981,530
                                           -----------      -----------     -----------
OPERATING INCOME                             1,263,734          986,550         879,633

OTHER (INCOME) EXPENSE
  Interest - net (c)                           121,826          113,875         114,646
  Gain on disposition of assets                (15,939)              --              --
  Other - net                                      422               --              --
                                           -----------      -----------     -----------
INCOME BEFORE INCOME TAXES                   1,157,425          872,675         764,987
  Income taxes                                 425,970          321,175         271,743
                                           -----------      -----------     -----------
INCOME BEFORE EXTRAORDINARY CHARGES            731,455          551,500         493,244
  Extraordinary charges                             --               --      (1,253,960)
                                           -----------      -----------     -----------
NET INCOME (LOSS)                          $   731,455      $   551,500     $  (760,716)
                                           ===========      ===========     ===========

(a) Includes billings to affiliates of $99,241, $96,491 and $91,192 for the years 1997-1995, respectively.
(b) Includes billings from affiliates of $210,623, $201,630 and $203,520 for the years 1997-1995, respectively.
(c) Includes interest paid to affiliates of $20,975 in 1997.



See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED BALANCE SHEETS

December 31                                                    1997           1996
-----------                                                ----------     ----------
                                                             (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                $   12,208     $   12,975
  Receivables, less allowances of $29,851 and $31,248         657,928        805,965
  Inventories and supplies                                     38,001         40,996
  Deferred income tax benefits                                 40,981         59,438
  Other                                                        27,755         24,623
                                                           ----------     ----------
    Total current assets                                      776,873        943,997
                                                           ----------     ----------
Property, plant and equipment, net                          3,131,325      2,939,321
Employee benefit plans                                        837,271        686,134
Other assets                                                   30,412         40,476
                                                           ----------     ----------
Total assets                                               $4,775,881     $4,609,928
                                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $   16,247     $  257,766
  Accounts payable                                            150,750        159,098
  Affiliate payables and accruals                              97,980         67,989
  Advanced billings and customer deposits                      65,879         62,743
  Taxes payable                                               197,081        159,589
  Accrued interest                                             19,348         24,031
  Accrued payroll costs                                       205,249        219,406
  Dividends payable                                           100,849        124,555
  Other                                                        72,112        135,272
                                                           ----------     ----------
    Total current liabilities                                 925,495      1,210,449
                                                           ----------     ----------

  Long-term debt                                            1,768,132      1,532,650
  Deferred income taxes                                       215,261        206,386
  Employee benefit plans                                      406,545        352,200
  Other liabilities                                            28,345         25,426
                                                           ----------     ----------
    Total liabilities                                       3,343,778      3,327,111
                                                           ----------     ----------
Preferred stock, subject to mandatory redemption               16,253         16,937
                                                           ----------     ----------
Shareholders' equity:
  Preferred stock                                              15,208         29,033
  Common stock (978,351 shares issued)                        978,351        978,351
  Additional paid-in capital                                   43,110         43,110
  Retained earnings                                           379,181        215,386
                                                           ----------     ----------
    Total shareholders' equity                              1,415,850      1,265,880
                                                           ----------     ----------
Total liabilities and shareholders' equity                 $4,775,881     $4,609,928
                                                           ==========     ==========

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31                                       1997              1996            1995
-----------------------                                    -----------      -----------      -----------
                                                                       (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                      $   731,455      $   551,500      $   493,244
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                              493,199          494,158          565,405
    Deferred income taxes                                       27,332           46,742           42,038
    Gain on disposition of assets                              (15,939)              --               --
    Provision for uncollectible accounts                        44,698           39,836           35,409
    Change in current assets and current liabilities:
      Receivables - net                                         41,869         (135,210)         (57,605)
      Other current assets                                        (137)          16,599             (630)
      Accrued taxes and interest                                27,230           36,292          (17,438)
      Other current liabilities                                  7,232          132,659         (180,091)
    Other - net                                                (67,551)         (87,841)         (61,042)
                                                           -----------      -----------      -----------
    Net cash from operations                                 1,289,388        1,094,735          819,290
                                                           -----------      -----------      -----------
INVESTING
  Capital expenditures                                        (708,242)        (608,984)        (608,395)
  Acquisition of assets                                             --               --           (5,200)
  Proceeds from the sale of assets                              34,054               --               --
  Other - net                                                     (500)              --              334
                                                           -----------      -----------      -----------
    Net cash used in investing                                (674,688)        (608,984)        (613,261)
                                                           -----------      -----------      -----------
FINANCING
  Long-term debt issued                                        148,845          446,100               --
  Long-term debt and preferred stock retired,
        including premiums paid on early retirement           (265,692)         (46,844)        (290,329)
  Dividends                                                   (591,100)        (524,735)        (294,870)
  Increase (decrease) in short-term obligations,
      excluding current maturities                              92,480         (398,390)         392,887
  Other - net                                                       --           19,438          (12,435)
                                                           -----------      -----------      -----------
    Net cash used in financing                                (615,467)        (504,431)        (204,747)
                                                           -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                  (767)         (18,680)           1,282

Cash and cash equivalents:
  Beginning of year                                             12,975           31,655           30,373
                                                           -----------      -----------      -----------
  End of year                                              $    12,208      $    12,975      $    31,655
                                                           ===========      ===========      ===========
Cash paid during the year for:
  Interest                                                 $   122,283      $   117,724      $   122,917
                                                           -----------      -----------      -----------
  Income taxes                                             $   350,936      $   249,322      $   229,354
                                                           -----------      -----------      -----------

See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Additional
                                                    Preferred        Common          Paid-in        Retained
                                                      Stock           Stock          Capital        Earnings        Total
                                                   ----------      ----------      ----------      ----------     ----------
                                                                             (Thousands of Dollars)
Shareholders' equity, December 31, 1994            $   29,033      $  978,351      $   43,018      $1,314,255     $2,364,657
Net loss                                                                                             (760,716)      (760,716)
Dividends declared                                                                                   (338,592)      (338,592)
Redemption of preferred stock below stated par                                             92           ---               92
                                                   ----------      ----------      ----------      ----------     ----------
Shareholders' equity, December 31, 1995                29,033         978,351          43,110         214,947      1,265,441

Net income                                                                                            551,500        551,500
Dividends declared                                                                                   (551,061)      (551,061)
                                                   ----------      ----------      ----------      ----------     ----------
Shareholders' equity, December 31, 1996                29,033         978,351          43,110         215,386      1,265,880

Net income                                                                                            731,455        731,455
Dividends declared                                                                                   (567,394)      (567,394)
Redemption of preferred stock                         (13,825)                                           (266)       (14,091)
                                                   ----------      ----------      ----------      ----------     ----------
Shareholders' equity, December 31, 1997            $   15,208      $  978,351      $   43,110      $  379,181     $1,415,850
                                                   ==========      ==========      ==========      ==========     ==========




See Notes to Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE North Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 4,989,166 access lines in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GTW Telephone Systems Incorporated. All significant intercompany transactions have been eliminated.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $246.9 million, $219.3 million and $179.8 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $210.6 million, $201.6 million and $203.5 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's consolidated financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $21 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $99.2 million, $96.5 million and $91.2 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers. Long-term contracts are generally accounted for using the percentage-of-completion method with revenues recognized in the proportion that costs incurred bear to the estimated total costs to completion. Expected losses, if any, are charged to income currently.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997.

Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.


2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 11) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $1,241.5 million (net of tax benefits of $758 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                      Average Depreciable Lives
                      -------------------------
Asset Category        Before              After
--------------        ------              -----
Copper                 20-30                15
Switching              17-19                10
Circuit                11-13                 8
Fiber                  25-30                20


In addition, during 1995, the Company redeemed prior to stated maturity, $190.6 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.5 million (net of tax benefits of $7.7 million).


3.  PROPERTY REPOSITIONING

On October 31, 1997, the Company sold 8 telephone exchanges in the state of Michigan (representing 11,094 access lines) to PTI, Incorporated for $34.1 million in cash. A pre-tax gain of $15.9 million was recorded on the sale.

4.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1997 and 1996 is as follows:

                         December 31
                    -------------------
                      1997       1996
                    -------     -------
Authorized           Shares      Shares
                    -------     -------
No par value        248,396     388,396
$ 100 par value      33,524      33,524
                    -------     -------
  Total             281,920     421,920
                    =======     =======

                                                      December 31
                           ----------------------------------------------------------------
                                      1997                               1996
                           ------------------------------    ------------------------------
                            Shares          Amount            Shares         Amount
                           --------  --------------------    --------  --------------------
Outstanding                         (Thousands of Dollars)            (Thousands of Dollars)
$2.00     No par value      45,484       $  2,215             45,484        $  2,215
$2.10     No par value      66,390          3,542             66,390           3,542
$2.20     No par value      34,379          1,719             34,379           1,719
$2.25     No par value      90,765          4,538             90,765           4,538
$4.50     $100 par value     7,297            730              7,297             730
$5.00     $100 par value    24,639          2,464             24,639           2,464
$7.60     No par value          --             --            140,000          13,825
                          --------       --------           --------        --------
   Total                   268,954       $ 15,208            408,954        $ 29,033
                          ========       ========           ========        ========

Cumulative preferred stock, subject to mandatory redemption, is as follows:

                              Shares
                              ------
Authorized
            No par value      462,934
           $50 par value      166,721
                              -------
     Total                    629,655
                              =======

                                                         December 31
                              -----------------------------------------------------------------
                                         1997                               1996
                              ------------------------------     ------------------------------
                                Shares        Amount              Shares         Amount
                              --------  --------------------     --------  --------------------
Outstanding                            (Thousands of Dollars)             (Thousands of Dollars)
$ 1.15     No par value       115,200       $  2,880              121,600      $  3,040
$ 1.25     No par value        17,484            437               18,584           465
$ 2.30     No par value        24,000          1,200               25,200         1,260
$ 2.375    No par value        25,961          1,298               28,429         1,422
$ 2.40    $50 par value        25,490          1,275               27,490         1,375
$ 2.50     No par value        39,800          1,990               39,800         1,990
$ 2.50     No par value        41,562          2,056               44,631         2,208
$ 2.50C    No par value        22,037          1,102               23,237         1,162
4.60%     $50 par value        57,300          2,865               57,300         2,865
5.16%     $50 par value        23,000          1,150               23,000         1,150
                             --------       --------             --------      --------
  Total                       391,834       $ 16,253              409,271      $ 16,937
                             ========       ========             ========      ========

In May 1997, the Company redeemed all outstanding shares of the $7.60 Series preferred stock with cash from operations. The Company incurred $0.3 million in premiums associated with this retirement.

The outstanding preferred stock is redeemable at a premium, at any time, in whole or in part, on thirty days notice. Cumulative preferred stock, not subject to mandatory redemption, held as treasury shares by the Company were 46 shares at December 31, 1997, 1996 and 1995.

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

The Company met this requirement through treasury stock and the purchase of 17,437, 17,054 and 23,626 shares in 1997-1995, respectively. The aggregate retirement of preferred stock subject to a purchase fund is $989,000 in each of the years 1998-2002.

At December 31, 1997 and 1996, the Company held no cumulative preferred stock, subject to mandatory redemption as treasury shares. At December 31, 1995, the Company held 1,200 shares of treasury stock to cover future redemption requirements. No shares were reserved for officers or employees or for options, warrants, conversions or other rights. The preferred shareholders have no voting rights.

5.  COMMON STOCK

The authorized common stock of the Company consists of 2,200,000 shares with a stated value of $1,000 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1997, $2.9 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures.


6.  DEBT

Long-term debt as of December 31, was as follows:

                                                                       1997            1996
                                                                  ------------     -----------
                                                                     (Thousands of Dollars)
First mortgage bonds:
    Maturing through 2031, weighted average rates of
    8.32% and 7.92%, respectively                                 $   393,414      $   642,566

Debentures:
    6.00  % Series A, due 2004                                        250,000          250,000
    5.50  % Series B, due 1999                                        200,000          200,000
    7.625 % Series C, due 2026                                        200,000          200,000
    6.90  % Series D, due 2008                                        250,000          250,000
    6.40  % Series E, due 2005                                        150,000               --

Other:
  GTE Finance Corporation promissory notes-maturing 1998
  through 2016, weighted average rate of 9.02%                         45,000           45,000
  Note payable expected to be refinanced on a long-term basis         284,362               --
  Capitalized leases                                                      250              143
                                                                  -----------      -----------
  Total principal amount                                            1,773,026        1,587,709
Premium and discount - net                                             11,335           10,807
                                                                  -----------      -----------
  Total                                                             1,784,361        1,598,516

Less: current maturities                                              (16,229)         (65,866)
                                                                  -----------      -----------
  Total long-term debt                                            $ 1,768,132      $ 1,532,650
                                                                  ===========      ===========

In May and October 1997, the Company redeemed, prior to stated maturity, $171.5 million and $17 million, respectively, of first mortgage bonds. The Company incurred $1.9 million in premiums associated with the May 1997 retirement.

The Company issued $150 million of 6.40% Series E debentures, due 2005, in December 1997. Net proceeds were applied toward the repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1997 includes $284.4 million of short-term borrowings in the form of affiliate notes payable which the Company refinanced in February 1998, with the issuance of $200 million of 6.375% Series F debentures, due 2010 and $200 million of 6.73% Series G debentures, due 2028.

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

Estimated payments of long-term debt during the next five years are: $16.2 million in 1998; $201 million in 1999; $1 million in 2000; $34 million in 2001 and $1.4 million in 2002.


Total short-term obligations as of December 31, were as follows:

                                                    1997         1996
                                                  --------     --------
                                                  (Thousands of Dollars)
Commercial paper - average rate 5.4%              $     --     $191,900
Note payable with affiliate - average rate 6%           18           --
Current maturities of long-term debt                16,229       65,866
                                                  --------     --------
  Total                                           $ 16,247     $257,766
                                                  ========     ========

The Company participates with other affiliates in a $1.5 billion, 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit.


7.  FINANCIAL INSTRUMENTS

At December 31, 1997, the Company has entered into forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $200 million of planned long-term debt issuances expected to be completed within the next twelve months. Gains and losses recognized upon the expiration or settlement of forward contracts to sell U.S. Treasury Bonds are amortized over the life of the associated long-term debt issuance as an offset or addition to interest expense.

The risk associated with these off-balance-sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of nonperformance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was higher than the carrying value by approximately $6 million. The estimated fair value of long-term debt as of December 31, 1996 was lower than the carrying value by approximately $8 million.

8.  INCOME TAXES

The income tax provision is as follows:

                                                                         1997          1996           1995
                                                                       ---------      ---------      ---------
                                                                                 (Thousands of Dollars)
Current:
  Federal                                                              $ 357,768      $ 244,128      $ 205,299
  State                                                                   40,870         30,304         24,406
                                                                       ---------      ---------      ---------
                                                                         398,638        274,432        229,705
Deferred:                                                              ---------      ---------      ---------
  Federal                                                                 26,904         49,139         45,433
  State                                                                    7,875          6,932          9,903
                                                                       ---------      ---------      ---------
                                                                          34,779         56,071         55,336
                                                                       ---------      ---------      ---------

Amortization of deferred investment tax credits - net                     (7,447)        (9,328)       (13,298)
                                                                       ---------      ---------      ---------
    Total                                                              $ 425,970      $ 321,175      $ 271,743
                                                                       =========      =========      =========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the consolidated statements of income is as follows:

                                                                         1997          1996           1995
                                                                       ---------      ---------      ---------
                                                                                 (Thousands of Dollars)
Amounts computed at statutory rates                                    $ 404,372      $ 304,541      $ 266,838
  State and local income taxes, net of federal income tax benefits        31,684         24,203         22,301
  Amortization of deferred investment tax credits, net of federal
    income tax benefits                                                   (4,841)        (6,063)       (13,298)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                                --             --          5,325
  Rate differentials applied to reversing temporary differences               --             --         (6,743)
  Other differences - net                                                 (5,245)        (1,506)        (2,680)
                                                                       ---------      ---------      ---------
Total provision                                                        $ 425,970      $ 321,175      $ 271,743
                                                                       =========      =========      =========


The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                    1997            1996
                                  ---------      ---------
                                   (Thousands of Dollars)
Depreciation and amortization     $  59,681      $  79,174
Employee benefit obligations       (211,305)      (190,078)
Prepaid pension cost                304,315        255,829
Investment tax credits                5,541         10,382
Other - net                          16,048         (8,359)
                                  ---------      ---------
    Total                         $ 174,280      $ 146,948
                                  =========      =========

9.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:

                                                     1997           1996          1995
                                                   ---------      ---------      ---------
                                                              (Thousands of Dollars)
Benefits earned during the year                    $  43,873      $  44,618      $  38,142
Interest cost on projected benefit obligations       121,789        113,639        108,922
Return on plan assets:
  Actual                                            (574,944)      (432,535)      (509,740)
  Deferred                                           331,589        200,931        305,521
Other - net                                          (24,148)       (33,369)       (40,728)
                                                   ---------      ---------      ---------
  Net pension credit                               $(101,841)     $(106,716)     $ (97,883)
                                                   =========      =========      =========

The expected long-term rate-of-return on plan assets was 9.0% for 1997 and 1996, and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                   1997              1996
                                                -----------      -----------
                                                 (Thousands of Dollars)
Vested benefit obligations                      $ 1,204,575      $ 1,225,528
                                                ===========      ===========
Accumulated benefit obligations                 $ 1,387,256      $ 1,345,246
                                                ===========      ===========
Plan assets at fair value                       $ 3,514,012      $ 3,185,513
Less: projected benefit obligations               1,721,128        1,672,419
                                                -----------      -----------
Excess of assets over projected obligations       1,792,884        1,513,094
Unrecognized net transition asset                   (83,169)        (113,869)
Unrecognized net gain                              (872,444)        (713,091)
                                                -----------      -----------
  Net prepaid pension cost                      $   837,271      $   686,134
                                                ===========      ===========

Assumptions used to develop the projected benefit obligations at December 31, were as follows:


                                     1997      1996
                                     ----      ----
Discount rate                        7.25%     7.50%
Rate of compensation increase        5.00%     5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for post-retirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:

                                                                 1997         1996           1995
                                                               --------      --------      --------
                                                                       (Thousands of Dollars)
Benefits earned during the year                                $  6,288      $  7,469      $  8,254
Interest on accumulated postretirement benefit obligations       42,224        42,740        45,049
Actual return on plan assets                                     (2,214)         (574)       (2,509)
Amortization of transition obligation                            14,796        17,144        19,879
Other - net                                                         561          (678)        1,404
                                                               --------      --------      --------
  Postretirement benefit cost                                  $ 61,655      $ 66,101      $ 72,077
                                                               ========      ========      ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                       1997           1996
                                                                    ---------      ---------
                                                                    (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                          $ 480,739      $ 414,580
  Fully eligible active plan participants                              17,480         15,290
  Other active plan participants                                      168,411        173,329
                                                                    ---------      ---------
Total accumulated postretirement benefit obligations                  666,630        603,199
Less: fair value of plan assets                                        25,744         21,900
                                                                    ---------      ---------
Excess of accumulated obligations over plan assets                    640,886        581,299
Unrecognized transition obligation                                   (221,943)      (258,146)
Unrecognized net gain (loss)                                          (56,374)         8,455
                                                                    ---------      ---------
  Accrued postretirement benefit obligations                        $ 362,569      $ 331,608
                                                                    =========      =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $5 million and the accumulated postretirement benefit obligations as of December 31, 1997, by approximately $64.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $18 million, $17.9 million and $18.3 million in 1997-1995, respectively.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                    1997              1996
                                                -----------      -----------
                                                  (Thousands of Dollars)
Land                                            $    30,003      $    28,506
Buildings                                           595,888          547,408
Plant and equipment                               8,224,712        7,822,174
Other                                               713,143          784,235
                                                -----------      -----------
  Total                                           9,563,746        9,182,323
  Accumulated depreciation                       (6,432,421)      (6,243,002)
                                                -----------      -----------
  Total property, plant and equipment - net     $ 3,131,325      $ 2,939,321
                                                ===========      ===========

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 5.6%, 5.7% and 6.7%, respectively. During 1997, depreciation was partially offset by the effects of a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


11.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Interstate operations are subject to regulation by the Federal Communications Commission (FCC).


INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise areas. The Company also provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) under agreements with connecting local-exchange carriers (LECs) in conformity with individual state regulatory orders. Provisioning of intrastate toll services by the Company is accomplished by either bill-and-keep arrangements or by participation with other LECs in settlement arrangements. A portion of intrastate toll compensation is earned through access rates which are billed to other LECs for completing toll calls.

Illinois

All Primary Toll Carrier (PTC) agreements in Illinois were terminated by July 1996 pursuant to the order issued by the Illinois Commerce Commission (ICC) on December 20, 1995. Under the PTC plan, each PTC was responsible for filing toll rates and developing and administering compensation with other LECs. Each of the other LECs were compensated through access charges relating to their involvement in carrying, handling, and billing the calls. With PTC termination, each LEC is responsible for providing intraMarket Service Area (MSA) toll to its end users. In July 1996, after the termination of all PTC agreements, Illinois converted to an Originating Responsibility Plan (ORP). Under an ORP, the Company keeps the revenues from originating intraLATA toll calls, records them as toll revenues and remits access charges to other LECs for calls terminating outside the Company's service territories. The Company also receives access revenues for intraLATA toll calls that are terminated by the Company. On an overall basis, the ORP plan is intended to be income neutral, as decreases in access revenues are offset by increases in toll revenues and corresponding increases in access charge expenses.

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

On October 6, 1996, the ICC initiated its investigation into the Company's total element long run incremental cost (TELRIC) studies and to establish rates for interconnection, unbundled network elements (UNEs) and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude within the first nine months of 1998. The filing for UNEs took place during the first quarter of 1998. Hearings are tentatively scheduled to take place during the second quarter of 1998.

As of November 1, 1996, the Company converted all capable offices in Illinois to 1+ presubscription.

On December 3, 1996, the ICC issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale, and unbundling terms and conditions. Interim discount rates for the Company's resold services were set equal to Ameritech's average rate of 20.07%. Where the Company does not have services similar to Ameritech's, a default discount of 17.5% is to be used. The Company's cost studies are to be used in the interim until permanent discounts are established in a separate generic cost proceeding. The Company has filed a lawsuit in the U.S. District Court challenging portions of the ICC's arbitration determinations. AT&T withdrew its arbitration agreement with the Company from the ICC's consideration, causing the time period for an ICC decision to expire. Negotiations would have to run their course before another request for arbitration can be submitted to the ICC. The Company remains in negotiations with AT&T.

Indiana

On September 7, 1995, AT&T, LCI International, Inc., Sprint Corporation (Sprint) and WorldCom, Inc. filed a petition requesting the Indiana Utility Regulatory Commission (IURC) to require LECs to allow 1+ and 0+ intraLATA presubscription in the state of Indiana. On November 26, 1996, the IURC ordered all LECs to allow 1+ presubscription. As of May 1997, the Company had converted all capable offices in Indiana to 1+ presubscription.

On December 12, 1996, the IURC issued its order in the arbitration proceeding between the Company and AT&T Communications of Indiana, Inc. The IURC ordered interim proxy rates for interconnection and UNEs using rates established in the AT&T-Ameritech Indiana Interconnection Agreement plus 20%. The wholesale discount rate was set at 17%. A separate cost investigation has been established to review the Company's costs for establishing permanent interconnection rates.

On July 1, 1996, the IURC issued an interim order in its investigation relating to local telephone exchange competition which addressed the resale of bundled local services. The order required that existing LECs file wholesale tariffs for all of their retail local-exchange services, with certain exceptions, reflecting the applicable discounts for avoided costs. Requests for reconsideration or clarification were received by several parties. The Company filed a Petition for Rehearing, Reconsideration and Clarification stating that, among other items, the filing of wholesale tariffs was in conflict with the negotiation process permitted by the Telecommunications Act of 1996 (the Telecommunications Act). The IURC issued its Order on Reconsideration and Resale Issues on December 18, 1996 addressing services available for discount and the applicable wholesale discount. The IURC ruled that, on an interim basis and subject to true-up, the 17% discount ordered in the Company's arbitration agreement with AT&T would apply on a statewide basis. In February 1998, the IURC opened an investigation of the Company's wholesale discount rate and the services available for discount.

On March 26, 1997, the IURC opened an investigation into access charge reform and universal service. This docket was established in anticipation of the FCC decisions on the same issues. A final resolution is expected during the third quarter of 1998.

On May 23, 1997, the Company filed its cost studies and supporting testimony for UNEs with the IURC. Hearings were held in December 1997. A final order is expected during the third quarter of 1998.

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

In Michigan, pursuant to Public Act 216, the Company eliminated an interLATA carrier common line (CCL) surcharge retroactive to December 1, 1995, resulting in an access revenue reduction of $5.2 million. On January 15, 1996, an end-user charge was implemented to generate local revenue of $5.2 million in order to compensate the Company for CCL surcharge revenues lost.

The Company provided intraLATA 1+ presubscription dialing parity in all capable switches in Michigan by June 30, 1996 as mandated by the MPSC in order to comply with Public Act 216.

On December 12, 1996 and January 15, 1997, the MPSC issued its decision in the Company's arbitrations with AT&T and Sprint, respectively, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 25%. The Company filed lawsuits in the U.S. District Court challenging portions of the MPSC's arbitration determinations. On May 30, 1997, the U.S. District Court dismissed both cases.

In December 1997, the MPSC issued its decision in the Company's arbitration with BRE Communications. This decision reaffirmed the interim discount rate of 25% issued in the previous arbitration proceedings with AT&T and Sprint. The Company filed objections to the MPSC's decision on December 30, 1997. The MPSC issued its final order during the first quarter of 1998, which was superseded by its decision in the proceedings related to the pricing of UNEs, interconnection services and resold services, as discussed below.

On December 12, 1996, the MPSC issued an order initiating proceedings related to applications filed by the Company and by Ameritech which address pricing and costs of UNEs, interconnection services and resold services. The MPSC issued its final order on February 25, 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions which are in conflict with the Eighth Circuit Court's ruling. The Company filed motions for rehearing and stay with the MPSC. The Company is evaluating its options to challenge the MPSC's decision.

Effective March 19, 1997, the Company increased the intrastate end-user charge by $18.4 million annually, and effective April 1, 1997, the Company reduced intraLATA toll rates by $6 million annually.

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

 On June 29, 1995, the Governor of Ohio signed the State of Ohio Biennium Budget. This budget contains a provision which reduced the telecommunications utility property tax assessment rate from 88% to 25% on all new investments beginning with 1994 vintage, resulting in a $3.7 million decrease in property taxes during 1995.

On October 9, 1996, the Company filed to reduce its intrastate terminating Carrier Common Line Charge (CCLC) by $10 million, effective November 15, 1996. On November 19, 1996, the Company filed to reduce the intrastate CCLC an additional $6 million, effective January 1, 1997, and an additional $6 million on July 1, 1997.

On December 24, 1996, the PUCO issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. The U.S. District Court dismissed the case on May 12, 1997. On October 2, 1997, the PUCO directed the Company and AT&T to file a composite agreement by October 17, 1997. The Company and AT&T jointly requested extensions which expired on February 27, 1998.

On January 30, 1997, the PUCO issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the interim discount rate of 12.16% issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations. The U.S. District Court dismissed the case on January 14, 1998, in response to a motion filed by Sprint.

Pennsylvania

On December 6, 1996, the Pennsylvania Public Utility Commission (PPUC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 22.8%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. The U.S. District Court dismissed the case on August 19, 1997, in response to motions filed by the PPUC and AT&T.

On December 19, 1996, the PPUC issued its decision in the Company's arbitration with Sprint on many of the same issues that were submitted by AT&T. These decisions reaffirmed the interim discount rate of 22.8% issued in the previous arbitration proceedings. The Company filed a lawsuit in the U.S. District Court challenging portions of the PPUC's arbitration determinations. The U.S. District Court dismissed the case on August 19, 1997, in response to a motion filed by Sprint.

On December 12, 1996, the PPUC's Administrative Law Judge (ALJ) established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. On September 3, 1997, the ALJ recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. On March 10, 1998, the PPUC issued an order which remanded the docket back to the ALJ for examination of more current avoided costs studies from the parties.

On January 17, 1997, the PPUC entered an order directing the Company to file revised cost studies to establish permanent rates for UNEs. The Company filed the required cost studies and revisions on August 29, 1997 and October 2, 1997, respectively. A revised non-recurring charge cost study was filed on March 9, 1998. Hearings are scheduled to begin in May 1998.

On January 28, 1997, the PPUC issued its Universal Service Order which prescribed initial levels of basic universal service rates and cost study methodology. On July 31, 1997, the PPUC issued an order in response to the petitions for reconsideration of its Universal Service Order. The PPUC has ordered that the record be reopened and that technical workshops be conducted on the record to select a final basic universal service model. Technical workshops and hearings were held during October 1997. A decision from the ALJ is expected in the near future pending the outcome of a petition filed by Bell Atlantic and other LECs.

On February 13, 1997, the PPUC initiated a generic investigation into Intrastate Access Charge Reform. The investigation's focus was on cost standards, coordinating with local interconnection rulings and agreements, and rate making standards. Hearings were conducted in September 1997. An order is expected in the near future pending the outcome of a petition filed by Bell Atlantic and other LECs.

Wisconsin

In January 1995, the Company elected to operate under price cap regulation in Wisconsin. On March 15, 1996, the Company filed the results of its first year under price regulation (1995). The Public Service Commission of Wisconsin (PSCW) authorized a price increase of 0.63% in intraLATA toll rates based on the established price cap formula and the Company's results of service quality and infrastructure investment levels. No price increase was implemented due to competitive market conditions. On April 30, 1997, the Company filed its second year results (1996) under price cap regulation. On May 27, 1997, the PSCW issued a letter order authorizing a 0.63% price increase in intraLATA toll rates. Again, due to the competitive market conditions, the Company deferred the opportunity to implement the price increase.

On January 24, 1997, the PSCW issued a Notice of Investigation to review the degree to which the Company has met its infrastructure commitments during the first two years under price cap regulation. In the original plan filed with the PSCW, the Company stated that it would make capital investments within the range of $235-$290 million over a six year period (1995-2000). The actual amount spent will depend on the demand for new services such as Frame Relay, Integrated Services Digital Network (ISDN) and Video Broadband services. The plan also stated that the Company would provide schools and public libraries with credits towards the purchase of GTE-provided enhanced services. On May 27, 1997, the PSCW approved, as a result of the review, the Company's plan for incremental investment in outside plant and high-speed data transmission services and discounted rates for schools and public libraries.

On July 17, 1997, the PSCW ordered that intraLATA toll be removed from price cap regulation. IntraLATA toll rates will no longer be subject to changes based upon a formula related to the Gross Domestic Price Index.

In September 1996, the Company converted all capable offices in Wisconsin to 1+ presubscription pursuant to the PSCW's order issued July 29, 1996.

On December 12, 1996, the PSCW issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The discount rate for resale was set at 18.45%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the PSCW's arbitration determinations. In September 1997, the PSCW re-opened the arbitration proceeding. The Company remains in negotiations with AT&T. Once another request for interconnection is received, the Company will file new cost studies which will be used to revise the discount rate for resold services.


INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals from the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $4.8 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $6 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, new per line charges and charges paid by end-users of $24.1 million exceed the reductions in usage sensitive access charges of $14.6 million paid by long distance carriers.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $10.3 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.


SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access and billing and collection during the years 1997-1995 under various arrangements and amounted to $383.5 million, $375.3 million and $407.5 million, respectively.


12.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain land, buildings, office space and equipment that contain varying renewal options. The majority of lease commitments relate to the lease for the centralized GTE Telephone Operations general facilities entered into in 1991. The lease agreement requires rental payments over 30 years (beginning in 1992) sufficient to pay scheduled principal and interest payments for $210 million of Telephone Facility Lease Bonds issued by the lessor. The lease expense is shared by the GTE domestic telephone operating subsidiaries.

Rental expense was $29.9 million, $25.4 million and $27.6 million in 1997-1995, respectively. Minimum rental commitments for noncancelable leases through 2002 do not exceed $37.5 million annually and aggregate $487.7 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


13.  SUBSEQUENT EVENT (UNAUDITED)

On February 3, 1998, the Company issued $200 million of 6.375%, Series F debentures, due 2010, and $200 million of 6.73%, Series G debentures, due 2028. The net proceeds from the offerings and sales of these new debentures will be applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt and preferred stock in May 1997 prior to stated maturity (see Note 6) and for the purpose of financing the Company's construction program. The net proceeds will also be used for general corporate purposes.

During 1997, the Company entered into forward contracts to sell $200 million of U.S. Treasury Bonds in order to hedge against future changes in market interest rates related to the debt the Company had called and subsequently refinanced on February 3, 1998 (discussed above). A loss of approximately $22 million occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE North Incorporated:

We have audited the accompanying consolidated balance sheets of GTE North Incorporated (a Wisconsin corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 as set forth on pages 14 through 17 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE North Incorporated and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Dallas, Texas                                             ARTHUR ANDERSEN LLP
January 26, 1998

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1998 are listed below along with their business experience during the past five years.

          Name               Age      Director Since                        Business Experience
----------------------       ---      --------------     ----------------------------------------------------------
John C. Appel                49            1996          President, GTE Network Services, 1997; Executive Vice
                                                         President - Network Operations, GTE Telephone
                                                         Operations, 1996; Executive Vice President - Network
                                                         Operations, all GTE domestic telephone subsidiaries of
                                                         which he is not President, 1996; Director, all GTE
                                                         domestic telephone subsidiaries, 1996; President, GTE
                                                         South Incorporated and GTE North Incorporated, 1995;
                                                         Senior Vice President - Regulatory Operations, GTE
                                                         Telephone Operations, 1994; President, GTE Southwest
                                                         Incorporated, 1994; State President - Texas/New Mexico,
                                                         1993.

Mateland L. Keith, Jr.       55            1997          Senior Vice President - Regional Operations, GTE
                                                         Network Services, 1997; President, GTE California
                                                         Incorporated, 1995; Assistant Vice President -
                                                         Engineering, GTE Telephone Operations, 1995; Area Vice
                                                         President - Sales, GTE North Incorporated, 1993.

Lawrence R. Whitman          46            1997          Vice President - Finance and Planning, Business
                                                         Development and Integration, 1997; Controller, GTE
                                                         Corporation, 1995; Vice President - Finance, TP&S, 1993.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Network Services. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Network Services as of March 2, 1998.

                                               Year Assumed
                                             Present Position
                                          -----------------------
                                          Network          the
           Name                Age        Services        Company                        Position
---------------------------    ---        --------        ------      --------------------------------------------

John C. Appel (1)               49          1997           1995        President of GTE Network Services and the
                                                                       Company
Mary Beth Bardin                43           --            1995        Vice President - Public Affairs of the
                                                                       Company
Gerald K. Dinsmore              48           --            1993        Senior Vice President - Finance and
                                                                       Planning of the Company
William M. Edwards, III         49           --            1993        Vice President - Controller of the Company
William A. Griswold             45           --            1994        Vice President - Northeast Region of the
                                                                       Company
Gregory D. Jacobson             46           --            1994        Treasurer of the Company
Mateland L. Keith, Jr. (2)      55          1997            --         Senior Vice President - Regional Operations
                                                                       of GTE Network Services
Brad M. Krall                   56          1993           1995        Vice President - Centralized Operations of
                                                                       GTE Network Services and the Company
Robert G. McCoy (3)             53          1997           1997        President - Retail Markets of GTE Network
                                                                       Services and Vice President - Retail
                                                                       Markets of the Company
William G. Mundy (4)            48          1997           1998        Vice President and General Counsel of GTE
                                                                       Network Services and the Company
Barry W. Paulson                46          1996           1996        Vice President - Network Operations
                                                                       Planning and Support of GTE Network
                                                                       Services and the Company
Richard L. Schaulin             55          1989           1995        Vice President - Human Resources of GTE
                                                                       Network Services and the Company
Charles J. Somes                51           --            1994        Secretary of the Company
Larry J. Sparrow (5)            54          1997            --         President - Wholesale Markets of GTE
                                                                       Network Services
                                             --            1995        Vice President - Carrier Markets of the
                                                                       Company
Edward J. Weise (6)             53           --            1997        Vice President - North Region of the Company

(1) John C. Appel was appointed President of GTE Network Services in June 1997 replacing Thomas W. White, who was appointed Senior Executive Vice President - Market Operations of GTE Service Corporation.
(2) Mateland L. Keith, Jr. was appointed Senior Vice President - Regional Operations of GTE Network Services in June 1997, replacing John C. Appel.
(3) Robert G. McCoy was appointed President - Retail Markets of GTE Network Services and elected Vice President - Retail Markets of the Company in October 1997 replacing C.F. Bercher, who was appointed and elected President of GTE Communications Corporation.
(4) William G. Mundy was appointed Vice President and General Counsel of GTE Network Services in October 1997 and elected Vice President - General Counsel of the Company in January 1998. Mr. Mundy replaced Richard M. Cahill, who was appointed Vice President and Associate General Counsel of GTE Service Corporation.
(5) Larry J. Sparrow was appointed President - Wholesale Markets of GTE Network Services in June 1997.
(6) Edward J. Weise was appointed Vice President - North Region of the Company in July 1997 replacing William A. Zielke.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1997, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1997 and the two additional individuals who served as executive officers of the Company or GTE Network Services in 1997 but did not serve as such or were not being compensated by the Company or GTE Network Services at the end of 1997 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1997 annual compensation for each of the Named Executive Officers that was allocated to the Company.

                                                                                         Long-Term Compensation
                                                                           ------------------------------------------------
                                             Annual Compensation (2)               Awards                  Payouts
                                       ---------------------------------   ------------------------   ---------------------
                                                                           Restricted    Securities
                                                            Other Annual     Stock       Underlying    LTIP      All Other
Name and Principal                      Salary      Bonus   Compensation     Awards       Options/    Payouts  Compensation
Position in Group (1)         Year     ($) (3)     ($) (4)      ($)          ($) (5)       SARs (#)      ($)       ($) (6)
----------------------------  ----     -------     ------- -------------   ----------    ----------   -------  ------------
John C. Appel                 1997     348,365     399,386       --            59,881      76,000     548,700      11,320
 President                    1996     295,977     380,700       --            51,229     124,400     439,200      10,572
                              1995     239,600     258,100       --                --      63,500     162,800      10,194

Larry J. Sparrow              1997     315,565     256,400       --            39,481      40,700     375,300      11,320
 President -                  1996     294,812     260,800       --            41,561      81,400     404,100      10,613
 Wholesale Markets            1995     261,866     255,600       --                --      36,400     211,300      10,613
  GTE Network Services

Mateland L. Keith, Jr         1997     250,413     157,100       --            16,025      32,700     163,400      10,376
 Senior Vice President -      1996     217,762     117,300       --             5,118      15,200      87,600       9,799
 Regional Operations          1995     204,308     104,000       --                --      12,500          --       9,111
  GTE Network Services

Barry W. Paulson              1997     197,538     141,900       --            14,706      19,900      93,400       7,200
 Vice President -             1996     191,945     112,800       --             9,231      19,900      34,900       6,750
 Network Operations           1995     156,027      73,100       --                --       6,500          --       6,750
 Planning and Support
  GTE Network Services

Brad M. Krall                 1997     205,608     107,200       --            15,956      15,200     148,100       9,252
 Vice President -             1996     200,205     113,900       --                --      15,200     159,600       8,840
 Centralized Operations       1995     184,336     106,000       --                --      12,500      75,600       7,945
  GTE Network Services

Thomas W. White (7)           1997     470,776     520,646       --            84,756      91,700     822,400      11,320
 Senior Executive             1996     463,115     533,700       --            81,511     183,400     770,000      10,613
 Vice President -             1995     418,884     443,800       --                --      98,800     331,800      10,613
 Market Operations
  GTE Service Corporation

Gerald K. Dinsmore (8)        1997     302,532     314,807       --            45,906      62,200     411,800      11,320
 Senior Vice President -      1996     288,619     263,700       --            41,751      81,400     404,100      10,613
 Finance and Planning         1995     265,125     255,600       --                --      36,400     211,300      10,613

(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore, for whom total annual amounts are shown above, is $159,999, $122,892, $32,636, $72,932, $67,210, $212,325 and $132,352, respectively.

(3) The data in the table includes fees of $7,280, $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1997, 1996, and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation. Mr. White also received BC TEL deferred stock units valued at $10,695, which amount is included in this column.

(4) The data in this column represents the annual bonus received in 1997 by each of the Named Executive Officers under the GTE Corporation 1997 Executive Incentive Plan (the EIP) and a similar predecessor plan (the Executive Incentive Plan). In connection with GTE's Equity Participation Program (the EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the New York Stock Exchange (NYSE) composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(5) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 4 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore hold a total of 11,024, 8,106, 2,025, 2,346, 1,467,
     16,568 and 8,716 Restricted Stock Units, respectively, which had a dollar value of $576,025, $423,517, $105,801, $122,591, $76,641, $865,678 and
     $455,397, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1997.

(6) The column "All Other Compensation" includes, for 1997, Company contributions to the GTE Savings Plan of $7,200 for each of Messrs. Appel, Sparrow, Paulson, Krall, White and Dinsmore, and $6,731 for Mr. Keith. This column also includes Company contributions to the GTE Executive Salary Deferral Plan of $4,120 for each of Messrs. Appel, Sparrow, White and Dinsmore, $3,645 for Mr. Keith and $2,052 for Mr. Krall.

(7) Mr. White was elected Senior Executive Vice President - Market Operations of GTE Service Corporation in June 1997. He served as President of GTE Telephone Operations from July 1995 until June 1997, and before that as an Executive Vice President of GTE Telephone Operations from 1991.

(8) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore has served as Senior Vice President - Finance and Planning of the Company since 1993. Although Mr. Dinsmore has retained his title with the Company, since June 1997 he has been compensated solely through his new position.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1997, whether or not specifically allocated to the Company. The options were granted under the GTE Corporation 1997 Long-Term Incentive Plan (the 1997 LTIP) and the GTE Corporation 1991 Long-Term Incentive Plan (the 1991
LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rate of Stock
                                                                                        Price Appreciation for
                                           Individual Grants                                  Option Term
                            -----------------------------------------------------    -------------------------------
                             Number of       Percent of
                            Securities     Total Options    Exercise
                            Underlying       Granted to      or Base
                              Options       Employees in      Price    Expiration
         Name               Granted (1)     Fiscal Year      ($/SH)       Date        0%        5%            10%
----------------------      ----------     -------------    -------    ----------     --     ---------     ---------
John C. Appel                 62,200             .29%       48.625     02/16/07       --     1,902,076     4,820,234
                              13,800             .06%       44.125     06/04/07       --       382,950       970,470

Larry J. Sparrow              40,700             .19%       48.625     02/16/07       --     1,244,606     3,154,076

Mateland L. Keith, Jr.        15,200             .07%       48.625     02/16/07       --       464,816     1,177,935
                              17,500             .08%       44.125     06/04/07       --       485,625     1,230,668

Barry W. Paulson              19,900             .09%       48.625     02/16/07       --       608,542     1,542,165

Brad M. Krall                 15,200             .07%       48.625     02/16/07       --       464,816     1,177,935

Thomas W. White               91,700             .43%       48.625     02/16/07       --     2,804,186     7,106,358

Gerald K. Dinsmore            40,700             .19%       48.625     02/16/07       --     1,244,606     3,154,076
                              21,500             .10%       44.125     06/04/07       --       596,624     1,511,964


(1) Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. No stock appreciation rights (SARs) were granted to the Named Executive Officers of the Company in 1997.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the Named Executive Officers of the Company during 1997. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1997.

                                                              Number of Securities            Value of Unexercised
                                                             Underlying Unexercised        In-the-Money Options/SARs
                             Shares                          Options/SARs at FY-End              at FY-End ($)
                            Acquired         Value        ----------------------------   -----------------------------
        Name              On Exercise (#)  Realized ($)   Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------     ---------------  ------------   -----------    -------------   -------------   -------------
John C. Appel                 56,567         600,134             --         200,834              --       1,539,141
Larry J. Sparrow                  --              --         73,566         120,668       1,234,142         924,580
Mateland L. Keith, Jr.        26,533         450,092          5,066          47,001          40,687         338,674
Barry W. Paulson               6,700         117,281         10,966          35,334         130,074         203,344
Brad M. Krall                 17,034         249,251          5,066          29,501          40,687         206,064
Thomas W. White               69,300       1,055,056        132,232         277,468       2,094,451       2,158,179
Gerald K. Dinsmore                --              --         35,999         142,168         531,517       1,089,190

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The 1997 LTIP and 1991 LTIP provide for awards to participating employees, including stock options, SARs, performance bonuses and other stock-based awards. The stock options awarded under the 1997 LTIP and 1991 LTIP to the Named Executive Officers in 1997 are shown in the table on page 42.

                                                                             Estimated Future Payouts
                                                Performance            Under Non-Stock Price Based Plans (1)
                                Number of     Or Other Period    -----------------------------------------------
                              Shares, Units   Until Maturation   Threshold (2)      Target (3)
           Name              Or Other Rights     Or Payout        (# of Units)     (# of Units)      Maximum (4)
---------------------------- ---------------  ----------------   -------------     ------------      -----------
John C. Appel (5)                 7,400           3 Years             2,146            8,254
                                  1,380         30 Months               396            1,524
                                    845         18 Months               235              902
                                    290          6 Months                60              299

Larry J. Sparrow                  4,900           3 Years             1,421            5,466

Mateland L. Keith, Jr. (6)        1,900           3 Years               551            2,119
                                  1,720         30 Months               494            1,899
                                  1,055         18 Months               293            1,126
                                    310          6 Months                64              319

Barry W. Paulson                  2,400           3 Years               696            2,677

Brad M. Krall                     1,900           3 Years               551            2,119

Thomas W. White                  10,900           3 Years             3,161           12,158

Gerald K. Dinsmore (7)            4,900           3 Years             1,421            5,466
                                  2,155         30 Months               619            2,379
                                  1,320         18 Months               366            1,409
                                    410          6 Months                84              422

(1) An individual's award may not exceed the applicable individual award limit (the Award Limit), which is expressed as a percentage of the LTIP Award Pool. The Award Limit depends on the individual's base salary at the end of the award cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1997. The "Target" award or future payout is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the average closing price of GTE Common Stock, as reported on the composite tape of NYSE issues, during the last 20 business days of the award cycle. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus Measures (the Measures) adopted for the 1997-1999 Performance Bonus award cycle -- revenue growth; earnings per share (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI) and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of an award cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Levels, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

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

   Performance Increment Above
   Revenue Performance Target           Added Percentage to Combined Awards
-----------------------------------     -----------------------------------
Each 0.1% improvement in cumulative
      revenue growth                                   +2%

     Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

(5) The award of 7,400 units to Mr. Appel represents the grant for the 1997-1999 performance period made while he was Executive Vice President of GTE Telephone Operations. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(6) The award of 1,900 units to Mr. Keith represents the grant for the 1997-1999 performance period made while he was President of GTE California Incorporated, an affiliate of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to Senior Vice President - Regional Operations of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(7) The award of 4,900 units to Mr. Dinsmore represents the grant for the 1997-1999 performance period made while he was Senior Vice President - Finance and Planning of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of Business Development and Integration, a separate business unit of GTE, in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.


Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, Sparrow, White and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits.
The Agreements provide that there will be no duplication of benefits.

Each of the Agreements remains in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he or she does not wish to extend his or her respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                                         PENSION PLAN TABLE

                                          Years of Service
Final Average  -----------------------------------------------------------------------
  Earnings          15             20             25             30             35
-------------  -----------------------------------------------------------------------
$  200,000     $   42,182     $   56,242     $   70,303     $   84,363     $   98,424
   300,000         63,932         85,242        106,553        127,863        149,174
   400,000         85,682        114,242        142,803        171,363        199,924
   500,000        107,432        143,242        179,053        214,863        250,674
   600,000        129,182        172,242        215,303        258,363        301,424
   700,000        150,932        201,242        251,553        301,863        352,174
   800,000        172,682        230,242        287,803        345,363        402,924
   900,000        194,432        259,242        324,053        388,863        453,674
 1,000,000        216,182        288,242        360,303        432,363        504,424
 1,200,000        259,682        346,242        432,803        519,363        605,924
 1,500,000        324,932        433,242        541,553        649,863        758,174
 2,000,000        433,682        578,242        722,803        867,363      1,011,924

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation Plan), a noncontributory pension plan for the benefit of all GTE employees who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1997, the credited years of service under the Service Corporation Plan for Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore are 26, 30, 31, 24, 31, 29 and 22, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains the GTE Excess Pension Plan (the Excess Plan), which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the Supplemental Executive Retirement Plan (SERP) includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP and Excess Plan benefits are payable in a lump sum or an annuity.

         Executive Retired Life Insurance Plan

The GTE Corporation Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Appel, Sparrow, Keith, Paulson, White and Dinsmore a postretirement life insurance benefit of three times final base salary and provides Mr. Krall a postretirement life insurance benefit of two and one-half times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.


Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners as of February 28, 1998:


                            Name and Address of              Shares of
   Title of Class            Beneficial Owner          Beneficial Ownership     Percent of Class
-------------------     ----------------------------   --------------------     ----------------
Common Stock of GTE      GTE Corporation                     978,351                  100%
North Incorporated       One Stamford Forum              shares of record
                         Stamford, Connecticut 06904

(b) Security Ownership of Management as of December 31, 1997:

                                                                     Shares Beneficially
                                                                         Owned as of
   Title of Class         Name of Director (1) (2) (3)                December 31, 1997
-------------------       ---------------------------------------    -------------------
Common Stock of GTE       John C. Appel                                           48,159
  Corporation             Mateland L. Keith, Jr.                                  21,678
                          Lawrence R. Whitman                                     15,211
                                                                      ------------------
                                                                                  85,048
                                                                      ==================

                           Executive Officers (1) (2) (3)
                           -------------------------------------------------------------
                           John C. Appel                                          48,159
                           Larry J. Sparrow                                      127,612
                           Mateland L. Keith, Jr.                                 21,678
                           Barry W. Paulson                                       19,814
                           Brad M. Krall                                          25,150
                           Thomas W. White                                       228,845
                           Gerald K. Dinsmore                                     55,636
                                                                      ------------------
                                                                                 526,894
                                                                      ==================
                           All directors and executive
                           officers as a group (1) (2) (3)                       756,249
                                                                      ==================

(1)  Includes shares acquired through participation in the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Keith, Whitman, Sparrow, Paulson, Krall, White, Dinsmore and all directors and executive officers as a group, 41,466, 17,366, 10,900, 112,833, 11,800,
     19,366, 214,532, 52,833 and 664,394 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1997.


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

    (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1997-1995 (as required):

               II - Valuation and Qualifying Accounts

    Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

    (3)   Exhibits - Included in this report or incorporated by reference.

           3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

           3.2* Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No. 0-1210)

           4.1* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File No. 33-51911)

           4.2* First Supplemental Indenture dated as of May 1, 1996 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated May 7, 1996)

           10.1* Material Contracts - Agreements between GTE and Certain Executive Officers (Exhibit 10 of 1995 Form 10-K, File No. 0-1210)

           10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

           12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

           23     Consent of Independent Public Accountants

           27     Financial Data Schedule

(b)        Reports on Form 8-K

           The Company filed a report on Form 8-K, dated December 9, 1997, under
           Item 7 "Financial Statements and Exhibits." No financial statements were filed with this report.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE North Incorporated and Subsidiary

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)

--------------------------------------------------------------------------------------------------------------------
             Column A             Column B              Column C                 Column D        Column E
--------------------------------------------------------------------------------------------------------------------
                                                       Additions
                                               ---------------------------      Deductions
                                Balance at                      Charged            from
                                Beginning       Charged      (Credited) to       Reserves       Balance at
            Description          of Year       to Income     Other Accounts      (Note 1)      Close of Year
--------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
    for the years ended:

    December 31, 1997          $   31,248      $ 44,698       $  48,577(2)      $  94,672        $  29,851
                               ==========      ========       =========         =========        ==========
    December 31, 1996          $   24,059      $ 39,836       $  47,446(2)      $  80,093        $  31,248
                               ==========      ========       =========         =========        ==========
    December 31, 1995          $   23,241      $ 35,409       $  52,959(2)      $  87,550        $  24,059
                               ==========      ========       =========         =========        ==========

Accrued restructuring costs for the
    years ended:

    December 31, 1996          $   93,501      $     --       $ (46,796)(3)     $  46,705        $      --
                               ==========      ========       =========         =========        ==========
    December 31, 1995          $  231,049      $     --       $      --         $ 137,548        $   93,501
                               ==========      ========       =========         =========        ==========


NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GTE NORTH INCORPORATED
                                              -----------------------------
                                                        (Registrant)

Date  March 27, 1998                        By  /s/  John C. Appel
      --------------                          -----------------------------
                                                     John C. Appel
                                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Appel             President and Director                   March 27, 1998
---------------------------   (Principal Executive Officer)
John C. Appel


/s/ Gerald K. Dinsmore        Senior Vice President - Finance and      March 27, 1998
---------------------------   Planning
Gerald K. Dinsmore            (Principal Financial Officer)



/s/ William M. Edwards, III   Vice President - Controller              March 27, 1998
---------------------------   (Principal Accounting Officer)
William M. Edwards, III


/s/ Mateland L. Keith, Jr.    Director                                 March 27, 1998
---------------------------
Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman       Director                                 March 27, 1998
---------------------------
Lawrence R. Whitman

EXHIBIT INDEX

  Exhibit
  Number                             Description
 10.2     Material Contracts - Separation Agreement Between GTE and Richard M. Cahill

 12       Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

 23       Consent of Independent Public Accountants

 27       Financial Data Schedule