Form 10-Q
period 1998-03-31
GTE NORTH INC
filed 1998-05-14
CIK 40867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended                    March 31, 1998
                                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                                    YES   X     NO
                                                       --------   --------

The Company had 978,351 shares of $1,000 stated value common stock outstanding at April 30, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                 Three Months Ended
                                                      March 31,
                                                ----------------------
                                                   1998        1997
                                                ----------  ----------
                                                (Thousands of Dollars)

REVENUES AND SALES
   Local services                               $ 312,128    $ 297,019
   Network access services                        317,253      272,630
   Toll services                                   52,783       82,389
   Other services and sales                        89,905       89,611
                                                ---------    ---------

     Total revenues and sales                     772,069      741,649
                                                ---------    ---------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                     260,325      212,186
   Selling, general and administrative             95,801       94,609
   Depreciation and amortization                  127,256      122,401
                                                ---------    ---------

     Total operating costs and expenses           483,382      429,196
                                                ---------    ---------

OPERATING INCOME                                  288,687      312,453

OTHER (INCOME) EXPENSE
   Interest - net                                  30,448       29,078
   Other - net                                       (172)          --
                                                ---------    ---------

INCOME BEFORE INCOME TAXES                        258,411      283,375
   Income taxes                                    97,448      105,376
                                                ---------    ---------

INCOME BEFORE EXTRAORDINARY CHARGE                160,963      177,999
   Extraordinary charge                            (3,543)          --
                                                ---------    ---------
NET INCOME                                      $ 157,420    $ 177,999
                                                =========    =========











Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------

     Net income                                         $   157.4   $   178.0

Net income for 1998 includes an extraordinary after-tax charge of $3.5 related to the early retirement of debt. Excluding this charge, net income decreased 10% or $17.1 for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is primarily the result of an increase in operating costs and expenses, partially offset by an increase in revenues and sales.

REVENUES AND SALES



                                                      Three Months Ended
                                                            March 31,
                                                        1998        1997
                                                     ---------   ---------

     Local services                                $   312.1   $   297.0
     Network access services                           317.3       272.6
     Toll services                                      52.8        82.4
     Other services and sales                           89.9        89.6
                                                     ---------   ---------

        Total revenues and sales                   $   772.1   $   741.6

Total revenues and sales increased 4% or $30.5 for the three months ended March 31, 1998, compared to the same period in 1997.

Local service revenues increased 5% or $15.1 for the three months ended March 31, 1998, compared to the same period in 1997. Access line growth of 4% during the first quarter of 1998 generated additional revenues of $5.9 from basic local services, $2 from CentraNet(R) services and $2.4 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $7.3 to the increase.

Network access service revenues increased 16% or $44.7 for the three months ended March 31, 1998, compared to the same period in 1997. Minutes of use increased 17% for the three months ended March 31, 1998, which generated additional revenues of $28. Special access revenues grew $10.6 due to a greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high capacity users. An increase in the volume of cellular service providers accessing the Company's network generated $3.4 of additional revenues. The impact of interstate access rate changes from the 1997 Federal Communications Commission (FCC) price cap increased revenues by $3. These increases are partially offset by intrastate rate reductions of $7.8 associated with the requirements of various state commissions for intrastate access rates to match interstate access rates.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 36% or $29.6 for the three months ended March 31, 1998, compared to the same period in 1997. The decline in revenues is attributable to lower toll volumes, primarily related to intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

OPERATING COSTS AND EXPENSES


                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   ------------   ------------

     Total operating costs and expenses                           $      483.4   $      429.2

Total operating costs and expenses increased 13% or $54.2 for the three months ended March 31, 1998, compared to the same period in 1997. The increase in operating costs and expenses is primarily due to the impact of $27.6 in pension settlement gains recorded during the first quarter of 1997 as a result of lump-sum payments from the Company's benefit plans. Higher operating taxes of $2.3, higher depreciation charges of $4.9 associated with additions to plant, higher application software costs of $2.9 and a $2.1 rise in maintenance and repair costs associated with storm damage within the Company's service territories also contributed to the increase in operating costs and expenses.

OTHER EXPENSES



                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                          1998         1997
                                                                    ----------   ----------

     Interest - net                                                 $     30.4   $     29.1
     Income taxes                                                         97.4        105.4
     Extraordinary charge                                                  3.5           --

Interest - net increased 4% or $1.3 for the three months ended March 31, 1998, compared to the same period in 1997. The increase is primarily due to higher average short-term debt levels.

Income taxes decreased 8% or $8 for the three months ended March 31, 1998, compared to the same period in 1997. This decrease is primarily due to the decrease in pre-tax income partially offset by other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2,000 in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the existing 364-day line of credit. The Company has an existing shelf registration statement for an additional $150 of debentures.

The Company's primary source of funds during the first three months of 1998 was cash from operations of $199.6 compared to $336.1 for the same period in 1997. The decrease in cash from operations reflects an increase in the Company's working capital requirements combined with a decline in results from operations.

The Company's capital expenditures during the first three months of 1998 were $154.3 compared to $129.9 for the same period in 1997. The 1998 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. Although expenditures for the first quarter of 1998 were higher than those for the same period of 1997, the Company's anticipated capital expenditures for 1998 are expected to be comparable to the 1997 level.

Cash used in financing activities was $46.2 during the first three months of 1998 compared to $187 for the same period in 1997. During the first quarter of 1998, the Company paid a total of $162.7 for the retirement of debt and preferred stock compared to $15.9 for the same period in 1997. Retirements for 1998 included $3.9 paid in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity. In February 1998, the Company issued $200 of 6.375% debentures and $200 of 6.73% debentures. Dividend payments for the first quarter of 1998 were $101.1 compared to $124.8 for the same period in 1997. Short-term financings, including the net change in affiliate notes, decreased $157 for the first quarter of 1998, compared to $46.3 for the same period in 1997. The Company recognized a loss of approximately $22.1 on the settlement of forward contracts related to the February 1998 debt issuances. The loss is being amortized over the life of the associated refinanced debt.

In its April 2, 1998 filing on Form 8-K, the Company's parent, GTE, stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER MATTERS


Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC) studies and to establish rates for interconnection, unbundled network elements (UNEs) and transport and termination of traffic. The proceeding will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in mid-1998. Cost studies for UNEs were filed during the first quarter of 1998 and will be refiled during the second quarter of 1998, with hearings tentatively scheduled for the fourth quarter of 1998.

Indiana

On March 26, 1997, the Indiana Utility Regulatory Commission (IURC) opened an investigation into access charge reform and the various issues surrounding universal service. This docket was established in anticipation of the FCC decisions on the same issues.

Michigan

On December 12, 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and by Ameritech which address pricing and costs of UNEs, interconnection services and resold services. The MPSC issued its final order on February 25, 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions which are in conflict with the U.S. District Court for the Eighth Circuit's ruling. The Company has filed a motion for rehearing with the MPSC. On March 18, 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision.

Ohio

On December 24, 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations, which was subsequently dismissed. The Company and AT&T filed a drafted agreement with the list of disputed items on April 29, 1998 as ordered by the PUCO.

Pennsylvania

On December 12, 1996, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge (ALJ) established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. In September 1997, the ALJ recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. On March 10, 1998, the PPUC issued an order which remanded the docket back to the ALJ for examination of more current avoided costs studies from the parties. A

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

prehearing conference was held on May 7, 1998 in which the ALJ combined the wholesale discount rate docket and the docket regarding UNE rates into one docket. The ALJ ordered that new avoided costs studies be submitted by September 11, 1998. Hearings are scheduled to begin in January 1999.

In January 1997, the PPUC entered an order directing the Company to file revised cost studies to establish permanent rates for UNEs. The Company filed the required cost studies and revisions in August and October 1997, respectively. A revised non-recurring charge cost study was filed in March 1998. Hearings were suspended until after the prehearing conference on May 7, 1998. As discussed above, the ALJ combined the wholesale discount rate docket and the docket regarding UNE rates into one docket. The ALJ ordered that new non-recurring costs studies and Integrated Cost Models (ICMs) be submitted by September 11, 1998. Hearings are scheduled to begin in January 1999.

Wisconsin

In January 1995, the Company elected to operate under price cap regulation in Wisconsin. On April 30, 1998, the Company filed its third year results (1997) under price regulation with the Public Service Commission of Wisconsin (PSCW).


RECENT DEVELOPMENTS

In April 1998, the Company's parent, GTE, announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 - $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      March 31,    December 31,
                                                                        1998          1997
                                                                    ------------   ------------
                                                                      (Thousands of Dollars)

ASSETS
Current assets:
  Cash and cash equivalents                                         $     11,377   $     12,208
  Receivables, less allowances of $33,589 and $29,851                    815,454        657,928
  Inventories and supplies                                                46,099         38,001
  Deferred income tax benefits                                            39,047         40,981
  Prepaid insurance                                                       33,043          3,692
  Prepaid taxes                                                           24,329         14,325

  Other                                                                    9,636          9,738
                                                                    ------------   ------------

    Total current assets                                                 978,985        776,873
                                                                    ------------   ------------

Property, plant and equipment, at cost                                 9,679,297      9,563,746
  Accumulated depreciation                                            (6,527,487)    (6,432,421)
                                                                    ------------   ------------

    Total property, plant and equipment, net                           3,151,810      3,131,325
                                                                    ------------   ------------
Prepaid pension costs                                                    863,323        837,271
Other assets                                                              50,244         30,412
                                                                    ------------   ------------

Total assets                                                        $  5,044,362   $  4,775,881
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities              $    215,069   $     16,229
  Notes payable to affiliates                                            127,386             18
  Accounts payable                                                       284,869        248,730
  Taxes payable                                                          283,225        197,081
  Accrued interest                                                        28,370         19,348
  Accrued payroll costs                                                  227,968        205,249
  Dividends payable                                                      121,281        100,849
  Other                                                                  126,110        137,991
                                                                    ------------   ------------

    Total current liabilities                                          1,414,278        925,495
                                                                    ------------   ------------

  Long-term debt                                                       1,520,086      1,768,132
  Deferred income taxes                                                  223,298        215,261
  Other liabilities, primarily employee benefit plans                    434,028        434,890
                                                                    ------------   ------------

    Total liabilities                                                  3,591,690      3,343,778
                                                                    ------------   ------------

Preferred stock, subject to mandatory redemption                           1,298         16,253
                                                                    ------------   ------------


Shareholders' equity:
  Preferred stock                                                         15,208         15,208
  Common stock (978,351 shares issued)                                   978,351        978,351
  Additional paid-in capital                                              43,110         43,110
  Retained earnings                                                      414,705        379,181
                                                                    ------------   ------------

    Total shareholders' equity                                         1,451,374      1,415,850
                                                                    ------------   ------------

Total liabilities and shareholders' equity                          $  5,044,362   $  4,775,881
                                                                    ============   ============

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ---------    ---------
                                                                      (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                                 $ 160,963    $ 177,999
  Adjustments to reconcile income before extraordinary charge to net cash from operations:
    Depreciation and amortization                                      127,256      122,401
    Deferred income taxes                                                9,971        7,733
    Provision for uncollectible accounts                                10,844        8,509
    Changes in current assets and current liabilities                  (79,978)      25,637
    Other - net                                                        (29,443)      (6,178)
                                                                     ---------    ---------

    Net cash from operations                                           199,613      336,101
                                                                     ---------    ---------

INVESTING
  Capital expenditures                                                (154,253)    (129,942)
                                                                     ---------    ---------

    Cash used in investing                                            (154,253)    (129,942)
                                                                     ---------    ---------

FINANCING
  Long-term debt issued                                                396,648           --
  Long-term debt and preferred stock retired,
    including premiums paid on early retirement                       (162,650)     (15,862)
  Dividends                                                           (101,107)    (124,835)
  Decrease in short-term obligations, excluding current maturities    (156,994)     (46,332)
  Other - net                                                          (22,088)          --
                                                                     ---------    ---------

    Net cash used in financing                                         (46,191)    (187,029)
                                                                     ---------    ---------

Increase (decrease) in cash and cash equivalents                          (831)      19,130

Cash and cash equivalents:
  Beginning of period                                                   12,208       12,975
                                                                     ---------    ---------
  End of period                                                      $  11,377    $  32,105
                                                                     =========    =========








See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)  EXTRAORDINARY CHARGE:

     During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)  RECENT ACCOUNTING PRONOUNCEMENT:

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1.

GTE North Incorporated and Subsidiary
PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to
           Fixed Charges

        27 Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the first quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             GTE North Incorporated
                                     ----------------------------------------
                                                   (Registrant)



Date:       May 14, 1998             /s/        Stephen L. Shore
     ---------------------------     ----------------------------------------
                                                Stephen L. Shore
                                                   Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX



     Exhibit
      Number                      Description
     --------    --------------------------------------------------------------

        12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27       Financial Data Schedule