Form 10-Q
period 1998-06-30
GTE NORTH INC
filed 1998-08-14
CIK 40867

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number               0-1210

                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                WISCONSIN                               35-1869961
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

            600 Hidden Ridge                              75038
              Irving, Texas
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code        972-718-5600


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

                                                       YES [X] NO [ ]

The Company had 978,351 shares of $1,000 stated value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                ---------------------------   ----------------------------
                                                    1998           1997           1998            1997
                                                ------------   ------------   ------------    ------------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $    320,257   $    299,176   $    632,385    $    596,195
  Network access services                            298,862        299,327        616,115         571,957
  Toll services                                       45,401         70,172         98,184         152,561
  Other services and sales                           108,282        108,885        198,187         198,496
                                                ------------   ------------   ------------    ------------
    Total revenues and sales                         772,802        777,560      1,544,871       1,519,209
                                                ------------   ------------   ------------    ------------
OPERATING COSTS AND EXPENSES
  Cost of services and sales                         274,798        262,012        535,123         474,198
  Selling, general and administrative                 99,915        106,732        195,716         201,341
  Depreciation and amortization                      132,925        124,815        260,181         247,216
                                                ------------   ------------   ------------    ------------
    Total operating costs and expenses               507,638        493,559        991,020         922,755
                                                ------------   ------------   ------------    ------------
OPERATING INCOME                                     265,164        284,001        553,851         596,454

OTHER (INCOME) EXPENSE
  Interest - net                                      37,869         33,194         68,317          62,272
  Other - net                                             16          1,872           (156)          1,872
                                                ------------   ------------   ------------    ------------
INCOME BEFORE INCOME TAXES                           227,279        248,935        485,690         532,310

  Income taxes                                        85,175         92,396        182,623         197,772
                                                ------------   ------------   ------------    ------------
INCOME BEFORE EXTRAORDINARY CHARGE                   142,104        156,539        303,067         334,538

  Extraordinary charge                                    --             --         (3,543)             --
                                                ------------   ------------   ------------    ------------
NET INCOME                                      $    142,104   $    156,539   $    299,524    $    334,538
                                                ============   ============   ============    ============



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                               Three Months Ended                     Six Months Ended
                                    June 30,                              June 30,
                        ---------------------------------     ---------------------------------
                             1998              1997               1998               1997
                        ---------------    --------------     --------------     --------------
         Net income          $   142.1         $   156.5          $   299.5          $   334.5

Year-to-date net income for 1998 includes an extraordinary after-tax charge of $3.5 related to the early retirement of debt. Excluding this charge, net income decreased 9% or $14.4 and 9% or $31.5 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Net income for the three months ended June 30, 1998 decreased primarily as a result of an increase in operating expenses and a slight decrease in revenues and sales. Year-to-date net income decreased as a result of an increase in operating expenses, partially offset by increased local and network access service revenues.

REVENUES AND SALES

                                           Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                       ---------------------------          ----------------------------
                                          1998              1997               1998               1997
                                       ---------         ---------          ---------          ---------
         Local services                $   320.2         $   299.2          $   632.4          $   596.2
         Network access services           298.9             299.3              616.1              571.9
         Toll services                      45.4              70.2               98.2              152.6
         Other services and sales          108.3             108.9              198.2              198.5
                                       ---------         ---------          ---------          ---------
           Total revenues and sales    $   772.8         $   777.6          $ 1,544.9          $ 1,519.2

Total revenues and sales decreased 1% or $4.8 and increased 2% or $25.7 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

Local service revenues increased 7% or $21 and 6% or $36.2 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The number of access lines grew 4% for both the three and six months ended June 30, 1998, which generated additional revenues of $6.5 and $12.4 from basic local services, and $2.3 and $4.3 from CentraNet(R) services for the respective time periods. Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $7.6 and $14.9 to the increases for the three and six months ended June 30, 1998, respectively.

Network access service revenues remained essentially unchanged for the three months, and increased 8% or $44.2 for the six months ended June 30, 1998, compared to the same periods in 1997. Increased demand for access services by interexchange carriers resulted in a 14% year-to-date growth in minutes of

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

use, which generated additional revenues of $46.8. The year-to-date increase also reflects an increase of $22.5 in special access revenues resulting from customer demand for increased bandwidth by Internet Service Providers (ISPs) and other high capacity users. For the six month period ended June 30, 1998, the above mentioned increases were partially offset by intrastate rate reductions of $20 associated with the requirements of various state commissions for intrastate access rates to mirror interstate access rates. Revenues increased $6 as a result of interstate access rate changes from the 1997 Federal Communications Commission (FCC) price cap. Additionally, in 1997, the FCC ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in decreases of $5.9 in network access service revenues.

Toll service revenues decreased 35% or $24.8 and 36% or $54.4 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This decline in revenues is primarily attributable to lower toll volumes related to intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription.

OPERATING COSTS AND EXPENSES

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                          -------------------------       -------------------------
                                                            1998            1997            1998            1997
                                                          ---------       ---------       ---------       ---------
     Cost of services and sales                           $   274.8       $   262.0       $   535.1       $   474.2
     Selling, general and administrative                       99.9           106.7           195.7           201.3
     Depreciation and amortization                            132.9           124.8           260.2           247.2
                                                          ---------       ---------       ---------       ---------
       Total operating costs and expenses                 $   507.6       $   493.5       $   991.0       $   922.7

Total operating costs and expenses increased 3% or $14.1 and 7% or $68.3 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

The increase in second quarter operating costs and expenses is primarily due to increases in switch software right-to-use license fees of $23.8, partially offset by a reduction in labor and benefit costs of $6.1 for the three month period ended June 30, 1998, compared to the same period in 1997.

The increase in total operating costs and expenses for the six month period ended June 30, 1998 is primarily due to the impact of $27.6 in pension settlement gains recorded during the first quarter of 1997. Additionally, operating costs and expenses reflect an increase in switch software right-to-use license fees of $25.9.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSES

                                     Three Months Ended               Six Months Ended
                                          June 30,                        June 30,
                                ---------------------------      ----------------------------
                                  1998              1997           1998               1997
                                ---------         ---------      ---------          ---------
         Interest - net         $    37.9         $    33.2      $    68.3          $    62.3
         Income taxes                85.2              92.4          182.6              197.8
         Extraordinary charge          --                --            3.5                 --


Interest-net increased 14% or $4.7 for the three months and 10% or $6 for the six months ended June 30, 1998, compared to the same periods in 1997. These increases are primarily attributable to higher average short-term debt levels.

Income taxes decreased 8% or $7.2 for the three months and 8% or $15.2 for the six months ended June 30, 1998, compared to the same periods in 1997. These decreases are primarily due to corresponding decreases in pre-tax income.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $150 of debentures.

The Company's primary source of funds during the first six months of 1998 was cash from operations of $188.9 compared to $459.7 for the same period in 1997. The year-to-year decrease in cash from operations primarily reflects an increase in the Company's working capital requirements and a decline in results from operations.

The Company's capital expenditures during the first six months of 1998 were $349.5 compared to $312.1 for the same period in 1997. The 1998 expenditures reflect the Company's continued access line growth and modernization of current facilities to mitigate Internet congestion. Although expenditures for the first half of 1998 were higher than those for the same period of 1997, the Company's anticipated capital expenditures for 1998 are expected to be comparable to the 1997 level.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Cash provided by financing activities was $176 during the first six months of 1998 compared to cash used of $109.9 during the same period in 1997. These results included dividend payments of $222.5 in the first six months of 1998 compared to $315.4 for the same period in 1997. During the first six months of 1998, the Company paid a total of $177.8 for the retirement of debt and preferred stock compared to $221.9 for the same period in 1997. These retirements include $4.1 paid in premiums on the March 1998 retirement of $157.5 of long-term debt and preferred stock, redeemed prior to stated maturity; as compared to $2.1 paid in premiums on the May 1997 retirement of $185.3 of long-term debt and preferred stock, redeemed prior to stated maturity. Also, in February 1998, the Company issued $200 of 6.375% debentures and $200 of 6.73% debentures. Short-term financings, including the net change in affiliate notes, increased $201.7 during the first six months of 1998, compared to an increase of $427.4 for the same period of 1997. Additionally, the Company recognized an interest rate hedge loss of approximately $22.1 on the settlement of forward contracts related to the February 1998 debt issuances. The loss is being amortized over the life of the associated refinanced debt.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $4.8. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $6 annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, new per line charges and the charges paid by end-users of $24.1 annually exceed the reductions in usage sensitive access charges of $14.6 paid by long

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

distance carriers. Effective July 1, 1998, access charges were further reduced by $31 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

State Regulatory Developments

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC) studies to establish rates for interconnection, unbundled network elements (UNE) and transport and termination of traffic. The proceeding will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. Cost studies for UNEs were filed during the first quarter of 1998 and refiled on June 30, 1998, with status hearings tentatively scheduled for October 1998, which will determine the remaining schedule for the docket. Briefs on wholesale rates will be filed during August 1998, with the Hearing Examiner's Proposed Order expected by October of 1998.

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

Pennsylvania

On December 6, 1996, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge (ALJ) established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. In September 1997, the ALJ recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. On March 10, 1998, the PPUC issued an order which remanded the docket back to the ALJ for examination of more current avoided cost studies from the parties.
A prehearing conference was held on May 7, 1998 in which the ALJ combined the wholesale discount rate docket and the docket regarding UNE rates into one docket. The ALJ ordered that new avoided cost studies be submitted by September 11, 1998. Hearings are scheduled to begin in January 1999.

In January 1997, the PPUC entered an order directing the Company to file revised cost studies to establish permanent rates for UNEs. The Company filed the required cost studies and revisions in August and October 1997, respectively. A revised non-recurring charge cost study was filed in March 1998. Hearings were suspended until after the prehearing conference on May 7, 1998. As discussed above, the ALJ combined the wholesale discount rate docket

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

and the docket regarding UNE rates into one docket. The ALJ ordered that new non-recurring cost studies and Integrated Cost Models (ICMs) be submitted by September 11, 1998. Hearings are scheduled to begin in January 1999.

On February 13, 1997, the PPUC initiated a generic investigation into Intrastate Access Charge Reform. The investigation's focus was on cost standards, coordinating with Local Interconnection ruling and agreements, and rate-making standards. Hearings were conducted in September 1997. The PPUC's ALJ issued a favorable recommendation on July 2, 1998. Subsequent to filing of exceptions, the PPUC will render its order.

Wisconsin

In January 1995, the Company elected to operate under price cap regulation in Wisconsin. On April 30, 1998, the Company filed its third year results (1997) under price regulation with the Public Service Commission of Wisconsin (PSCW). Following review, the PSCW authorized a price increase of .09% in intraLATA toll rates. The Company deferred the opportunity to implement the price increases due to the competitive market conditions. This amount may be deferred and accumulated for a maximum of three years into a single increase or may be used to offset a mandated decrease in the same time frame.

As required in the statutes, a docket has been opened to review Price Cap Regulation in Wisconsin. This is considered a Five Year Review. The Company filed its report on progress under Price Cap Regulation on July 31, 1998. Further proceedings will follow in which recommendations will be made on how or if Price Cap Regulation should be changed. This docket should conclude in the second quarter of 1999.

Michigan

On December 12, 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and by Ameritech which address pricing and costs of UNEs, interconnection services, and resold services. The MPSC issued its final order on February 25, 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions which are in conflict with the U.S. District Court for the Eighth Circuit's ruling. The Company filed a motion for rehearing with the MPSC, which has

GTE North Incorporated and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

been denied. On March 18, 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. On June 10, 1998, GTE filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. On July 17, 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time.

RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                       (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     27,550    $     12,208
  Receivables, less allowances of $37,198 and $29,851                    846,849         657,928
  Inventories and supplies                                                39,593          38,001
  Deferred income tax benefits                                            37,112          40,981
  Prepaid insurance                                                       20,800           3,692
  Prepaid taxes                                                           19,175          14,325
  Other                                                                    7,432           9,738
                                                                    ------------    ------------

    Total current assets                                                 998,511         776,873
                                                                    ------------    ------------

Property, plant and equipment, at cost                                 9,829,461       9,563,746
  Accumulated depreciation                                            (6,614,201)     (6,432,421)
                                                                    ------------    ------------

    Total property, plant and equipment, net                           3,215,260       3,131,325
                                                                    ------------    ------------

Prepaid pension costs                                                    890,941         837,271
Other assets                                                              58,038          30,412
                                                                    ------------    ------------

    Total assets                                                    $  5,162,750    $  4,775,881
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities              $    200,050    $     16,229
  Notes payable to affiliates                                            486,041              18
  Accounts payable                                                       216,873         248,730
  Taxes payable                                                          201,591         197,081
  Accrued interest                                                        30,483          19,348
  Accrued payroll costs                                                  128,911         205,249
  Dividends payable                                                      128,423         100,849
  Other                                                                  114,647         137,991
                                                                    ------------    ------------

    Total current liabilities                                          1,507,019         925,495
                                                                    ------------    ------------

  Long-term debt                                                       1,520,466       1,768,132
  Deferred income taxes                                                  241,843         215,261
  Other liabilities, primarily employee benefit plans                    427,265         434,890
                                                                    ------------    ------------

    Total liabilities                                                  3,696,593       3,343,778
                                                                    ------------    ------------

Preferred stock, subject to mandatory redemption                           1,177          16,253
                                                                    ------------    ------------

Shareholders' equity:
  Preferred stock                                                         15,208          15,208
  Common stock (978,351 shares issued)                                   978,351         978,351
  Additional paid-in capital                                              43,110          43,110
  Retained earnings                                                      428,311         379,181
                                                                    ------------    ------------

    Total shareholders' equity                                         1,464,980       1,415,850
                                                                    ------------    ------------

    Total liabilities and shareholders' equity                      $  5,162,750    $  4,775,881
                                                                    ============    ============



See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                             June 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                                                                       (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                                $    303,067    $    334,538
  Adjustments to reconcile income before extraordinary
  charge to net cash from operations:
    Depreciation and amortization                                        260,181         247,216
    Deferred income taxes                                                 30,451          14,636
    Provision for uncollectible accounts                                  25,426          18,096
    Changes in current assets and current liabilities                   (363,347)       (140,700)
    Other - net                                                          (66,928)        (14,097)
                                                                    ------------    ------------
    Net cash from operations                                             188,850         459,689
                                                                    ------------    ------------

INVESTING
  Capital expenditures                                                  (349,476)       (312,127)
                                                                    ------------    ------------
    Cash used in investing                                              (349,476)       (312,127)
                                                                    ------------    ------------

FINANCING
  Long-term debt issued                                                  396,648              --
  Long-term debt and preferred stock retired, including
    premiums paid on early retirement                                   (177,790)       (221,908)
  Dividends                                                             (222,463)       (315,383)
  Net change in affiliate notes                                          201,661         619,306
  Decrease in short-term obligations, excluding current
    maturities                                                                --        (191,900)
  Other - net                                                            (22,088)             --
                                                                    ------------    ------------
    Net cash provided by (used in) financing                             175,968        (109,885)
                                                                    ------------    ------------

Increase in cash and cash equivalents                                     15,342          37,677

Cash and cash equivalents:
  Beginning of period                                                     12,208          12,975
                                                                    ------------    ------------

  End of period                                                     $     27,550    $     50,652
                                                                    ============    ============



See Notes to Condensed Consolidated Financial Statements.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the Condensed Consolidated Financial Statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

         Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)      EXTRAORDINARY CHARGE:

         During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)      DEBT:

         In February 1998, the Company issued $200 million of 6.375% Series F Debentures, due 2010 and $200 million of 6.73% Series G Debentures, due 2028. The net proceeds were applied toward the repayment of short-term borrowings, financing the Company's construction program and for general corporate purposes.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS:

         Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

GTE North Incorporated and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE North Incorporated and Subsidiary

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K.

         12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

         27       Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the second quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GTE North Incorporated
                                     ---------------------------------------
                                                  (Registrant)

Date:      August 14, 1998                  /s/ Stephen L. Shore
       ------------------------      ---------------------------------------
                                                Stephen L. Shore
                                                   Controller
                                         (Principal Accounting Officer)

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