Form 10-Q
period 1998-09-30
GTE NORTH INC
filed 1998-11-12
CIK 40867

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934


               For the quarterly period ended: September 30, 1998


                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934


                For the transition period from _______ to _______


                          Commission File Number 0-1210

                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           WISCONSIN                                    35-1869961
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     1255 Corporate Drive, SVC04C08, Irving, Texas            75038
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


         Registrant's telephone number, including area code 972-507-5000



               600 Hidden Ridge, HQE04B12 - Irving, Texas  75038
          (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES [X]     NO [ ]


The Company had 978,351 shares of $1,000 par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.



================================================================================

PART I.  FINANCIAL INFORMATION

                      GTE NORTH INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                               Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                              --------------------   ------------------------
                                                1998        1997       1998          1997
                                              --------    --------   ----------    ----------
                                                          (Dollars in Millions)
REVENUES AND SALES
    Local services                            $  325.3    $  306.3   $    957.7    $    902.5
    Network access services                      318.7       308.8        934.8         880.7
    Toll services                                 45.6        66.5        143.8         219.1
    Other services and sales                     111.6       106.2        309.8         304.7
                                              --------    --------   ----------    ----------
       Total revenues and sales                  801.2       787.8      2,346.1       2,307.0
                                              --------    --------   ----------    ----------
OPERATING COSTS AND EXPENSES
    Cost of services and sales                   302.3       221.2        837.4         695.4
    Selling, general and administrative          120.8        95.4        316.6         296.8
    Depreciation and amortization                128.7       127.0        388.9         374.2
                                              --------    --------   ----------    ----------
       Total operating costs and expenses        551.8       443.6      1,542.9       1,366.4
                                              --------    --------   ----------    ----------
OPERATING INCOME                                 249.4       344.2        803.2         940.6

OTHER (INCOME) EXPENSE
    Interest - net                                23.8        31.7         92.1          93.9
    Other - net                                   (0.1)       --           (0.2)          1.9
                                              --------    --------   ----------    ----------
INCOME BEFORE INCOME TAXES                       225.7       312.5        711.3         844.8
    Income taxes                                  83.5       116.5        266.1         314.2
                                              --------    --------   ----------    ----------
INCOME BEFORE EXTRAORDINARY CHARGE               142.2       196.0        445.2         530.6
    Extraordinary charge                          --          --           (3.5)         --
                                              --------    --------   ----------    ----------
NET INCOME                                    $  142.2    $  196.0   $    441.7    $    530.6
                                              ========    ========   ==========    ==========








Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
                                                       (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                       $     11.3    $     12.2
    Receivables, less allowances
      of $39.4 and $29.9                                 672.3         593.6
    Accounts receivable from affiliates                  203.7          64.3
    Inventories and supplies                              49.3          38.0
    Prepaid taxes                                         46.5          55.3
    Prepaid insurance                                     19.0           3.7
    Other                                                  6.3           9.8
                                                    ----------    ----------
       Total current assets                            1,008.4         776.9
                                                    ----------    ----------

Property, plant and equipment, at cost                 9,956.5       9,563.7
Accumulated depreciation                              (6,681.3)     (6,432.4)
                                                    ----------    ----------
       Total property, plant and equipment, net        3,275.2       3,131.3
                                                    ----------    ----------

Prepaid pension costs                                    927.9         837.3
Other assets                                              26.9          30.4
                                                    ----------    ----------
Total assets                                        $  5,238.4    $  4,775.9
                                                    ==========    ==========





The accompanying notes are an integral part of these statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
         Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                   September 30,  December 31,
                                                       1998           1997
                                                   -------------  ------------
                                                       (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt             $    200.0   $     16.3
    Notes payable to affiliate                            319.5           --
    Accounts payable                                       79.9        150.8
    Affiliate payables and accruals                       151.3         98.0
    Taxes payable                                         182.9        197.1
    Accrued interest                                       27.9         19.3
    Accrued payroll costs                                 135.2        205.2
    Dividends payable                                      89.1        100.8
    Other                                                 124.0        138.0
                                                     ----------    ---------
       Total current liabilities                        1,309.8        925.5
                                                     ----------    ---------


Long-term debt                                          1,670.8      1,768.1
Deferred income taxes                                     313.2        215.3
Deferred employee benefit obligations                     425.4        434.9
                                                     ----------    ---------
       Total liabilities                                3,719.2      3,343.8
                                                     ----------    ---------
Preferred stock, subject to mandatory redemption            1.2         16.3
                                                     ----------    ---------
Shareholders' equity
    Preferred stock                                        15.2         15.2
    Common stock (978,351 shares issued)                  978.3        978.3
    Additional paid-in capital                             43.1         43.1
    Retained earnings                                     481.4        379.2
                                                     ----------    ---------
       Total shareholders' equity                       1,518.0      1,415.8
                                                     ----------    ---------
Total liabilities and shareholders' equity           $  5,238.4    $ 4,775.9
                                                     ==========    =========



The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    1998        1997
                                                                  --------    --------
                                                                  (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                            $  445.2    $  530.6
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                               388.9       374.2
         Deferred income taxes                                       104.6       (12.2)
         Provision for uncollectible accounts                         37.5        26.8
         Changes in current assets and current liabilities          (390.2)      (71.1)
         Other - net                                                 (85.6)      (65.4)
                                                                  --------    --------
       Net cash from operations                                      500.4       782.9
                                                                  --------    --------
INVESTING
    Capital expenditures                                            (532.2)     (508.3)
                                                                  --------    --------
       Cash used in investing                                       (532.2)     (508.3)
                                                                  --------    --------
FINANCING
    Long-term debt issued                                            396.7          --
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                   (177.8)     (240.2)
    Dividends                                                       (351.0)     (438.3)
    Decrease in short-term obligations,
      excluding current maturities                                      --      (191.9)
    Net change in affiliate notes                                    185.1       601.9
    Other - net                                                      (22.1)         --
                                                                  --------    --------
        Net cash provided by (used in) financing                      30.9      (268.5)
                                                                  --------    --------
Increase (decrease) in cash and cash equivalents                      (0.9)        6.1

Cash and cash equivalents:
    Beginning of period                                               12.2        13.0
                                                                  --------    --------
    End of period                                                 $   11.3    $   19.1
                                                                  ========    ========



The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Basis Of Presentation

GTE North Incorporated (the Company) is incorporated under the laws of the State of Wisconsin and is a subsidiary of GTE Corporation (GTE).

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

Note 2.  Extraordinary Charge

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

Note 3.  Debt

In February 1998, the Company issued $200 million of 6.375% Series F Debentures, due 2010, and $200 million of 6.73% Series G Debentures, due 2028. The net proceeds were applied toward the repayment of short-term borrowings, financing the Company's construction program and for general corporate purposes.

In compliance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced", long-term debt as of September 30, 1998 includes $150.0 million of short-term borrowings in the form of affiliate notes payable. These affiliate notes payable represent notes payable to GTE Funding Incorporated, (an affiliate of the Company) that provides short-term financing and investment vehicles and cash management services for the Company.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


Note 4.  Recent Accounting Pronouncements

Employee Benefit Disclosures

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the consolidated results of operations or financial condition.

Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not

                      GTE NORTH INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


have an impact on the consolidated results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

Note 5. Property Repositioning

In April 1998, GTE announced its intention to reposition non-strategic access lines, including some access lines in the states served by the Company. These lines generally exhibit slower growth characteristics and do not earn their cost of capital. Many of these lines are in markets where the Company is facing competitors who have regulatory advantages in the areas of access pricing and Universal Service Fund subsidies. Specifically, access lines in the states of Illinois and Wisconsin have been identified for purchase or trade. The identified assets constituted approximately 5% of both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 5% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


RESULTS OF OPERATIONS

(Dollars in Millions)
                                         September 30,
                                      -------------------   Increase    Percent
Net income                              1998       1997    (Decrease)   Change
----------                            --------   --------  ----------   -------
  Three months ended                  $  142.2   $  196.0  $    (53.8)      (27)%
  Nine months ended                      441.7      530.6       (88.9)      (17)%


Year-to-date net income for 1998 includes an extraordinary after-tax charge of $3.5 million related to the early retirement of debt. Excluding this charge, net income decreased 16% or $85.4 million for the nine months ended September 30, 1998, compared to the same period in 1997. The three month and nine month decreases are primarily due to increased operating expenses.


REVENUES AND SALES

(Dollars in Millions)                 Three Months Ended
                                         September 30,
                                      -------------------   Increase     Percent
                                        1998       1997    (Decrease)    Change
                                      --------   --------  ----------    -------
       Local services                 $  325.3   $  306.3   $  19.0        6%
       Network access services           318.7      308.8       9.9        3%
       Toll services                      45.6       66.5     (20.9)     (31)%
       Other services and sales          111.6      106.2       5.4        5%
                                      --------   --------   -------
         Total revenues and sales     $  801.2   $  787.8   $  13.4        2%
                                      ========   ========   =======


(Dollars in Millions)                    Nine Months Ended
                                            September 30,
                                      -----------------------  Increase    Percent
                                        1998          1997    (Decrease)   Change
                                      ----------   ---------- ---------    -------
       Local services                 $    957.7   $    902.5   $  55.2        6%
       Network access services             934.8        880.7      54.1        6%
       Toll services                       143.8        219.1     (75.3)     (34)%
       Other services and sales            309.8        304.7       5.1        2%
                                      ----------   ----------   -------
         Total revenues and sales     $  2,346.1   $  2,307.0   $  39.1        2%
                                      ==========   ==========   =======

Local Services Revenues

Access lines are 4% higher than in third quarter 1997, generating additional revenues of $10.1 million and $29.1 million, respectively, from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services for the three months and nine months ended September 30, 1998. In addition, demand for enhanced custom calling features, such as SmartCall(R) services, contributed $5.6 million and $20.5 million to the three and nine month increases.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Network Access Services Revenues

Increased demand for access services by interexchange carriers (IXCs) resulted in 10.6% and 11.3% growth in minutes of use, which generated additional revenues of $18.4 million and $57.1 million, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The three and nine month increases also reflect, respectively, growth of $11.3 million and $33.8 million in special access revenues resulting from demand for increased bandwidth by Internet Service Providers and other high capacity users. An extended area service (EAS)/interconnection agreement with a local exchange carrier (LEC) contributed $18.9 million to the increases for both the three and nine months ended September 30, 1998 (for further information on expenses associated with this agreement see "OPERATING COSTS AND EXPENSES").

For the three and nine month periods ended September 30, 1998, the above mentioned increases are partially offset by intrastate rate reductions of $24.4 million and $40.7 million, respectively, associated with the requirements of various state commissions for intrastate access rates to mirror interstate access rates. Additionally, revenues slightly decreased as a result of both interstate access rate changes from the 1997 Federal Communications Commission
(FCC) price cap, and a 1997 FCC order which altered the structure of access charges collected by the Company (for further information on access charges see "FEDERAL REGULATORY DEVELOPMENTS - Interstate Access Revision"). These FCC actions resulted in $8.5 million and $4.8 million decreases in network access revenues for the three and nine months ended September 30, 1998 as compared to the same periods in 1997.

Toll Services Revenues

Revenue declines in both the three and nine month periods ended September 30, 1998, compared to the same periods in 1997, are primarily attributable to lower toll volumes related to intraLATA (local access transport area) toll competition including 10-10-XXX and 1+ presubscription.

Other Services and Sales Revenues

Other sevices and sales revenues for the three and nine months ended September 30, 1998, increased primarily due to a FCC order increasing payphone compensation from IXCs. (For further information on payphone compensation see "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders"). The results for both periods also reflect increased billing and collection revenues and directory advertising revenues, partially offset by decreases in revenues from equipment rentals.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


OPERATING COSTS AND EXPENSES

(Dollars in Millions)                      Three Months Ended
                                              September 30,
                                           -------------------   Increase    Percent
                                             1998       1997    (Decrease)   Change
                                           --------   --------  ----------   -------
  Cost of services and sales               $  302.3   $  221.2  $     81.1        37%
  Selling, general and administrative         120.8       95.4        25.4        27%
  Depreciation and amortization               128.7      127.0         1.7         1%
                                           --------   --------  ----------
    Total operating costs and expenses     $  551.8   $  443.6  $    108.2        24%
                                           ========   ========  ==========


(Dollars in Millions)                      Nine Months Ended
                                              September 30,
                                           -------------------   Increase    Percent
                                             1998       1997    (Decrease)   Change
                                           --------   --------  ----------   -------
    Cost of services and sales             $  837.4   $  695.4  $    142.0        20%
    Selling, general and administrative       316.6      296.8        19.8         7%
    Depreciation and amortization             388.9      374.2        14.7         4%
                                           --------   --------  ----------
      Total operating costs and expenses   $1,542.9   $1,366.4  $    176.5        13%
                                           ========   ========  ==========

Operating costs and expenses increased for the three months and nine months ended September 30, 1998, compared to the same periods in 1997, primarily as a result of the impact of pension settlement gains recorded in 1997 due to lump-sum payments from the Company's benefit plan. Pension settlement gains of $71.3 million were recorded during the first nine months of 1997, which included a $43.7 million gain recorded during the third quarter of 1997. Operating costs and expenses also increased $23.2 million for both the three and nine month periods due to incurred expenses associated with an EAS/interconnection agreement entered into with a major LEC. (Also associated with this agreement are switched access revenues totaling $18.9 million. See previous discussion of "Network Access Services Revenues"). Year-to-date costs and expenses also reflect an increase in switch software right-to-use fees of $20.9 million. The three and nine month increases in depreciation and amortization reflect higher depreciation expense due primarily to increased plant balances.


OTHER INCOME STATEMENT ITEMS

Interest-net decreased 25% or $7.9 million for the three months and 2% or $1.8 million for the nine months ended September 30, 1998, compared to the same periods in 1997. The decreases are due to lower interest rates incurred on debt issued in the first quarter of 1998, compared to high-coupon debt retired in the first quarter of 1998.

Income taxes decreased 28% or $33.0 million and 15% or $48.1 million for the three months and nine months ended September 30, 1998, respectively, compared

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


to the same periods in 1997. These decreases are primarily due to corresponding decreases in pretax income.

The Company recorded an after-tax extraordinary charge of $3.5 million during the first quarter of 1998, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $550 million of debentures.

The Company's primary source of funds during the first nine months of 1998 was cash from operations of $500.4 million compared to $782.9 million for the same period in 1997. The year-to-year decrease in cash from operations primarily reflects an increase in the Company's working capital requirements, primarily due to timing of affiliate accounts receivable, and a decline in results from operations.

The Company's capital expenditures during the first nine months of 1998 were $532.2 million compared to $508.3 million for the same period in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and developing and installing new software, all of which are required to support new products and enhanced services. Total capital expenditures for 1998 are expected to be comparable to capital expenditures during 1997.

Cash provided by financing activities was $30.9 million during the first nine months of 1998 compared to cash used of $268.5 million during the same period in 1997. The Company paid dividends totaling $351.0 million in the first nine months of 1998 compared to $438.3 million for the same period in 1997. During the first nine months of 1998, the Company retired a total of $177.8 million of debt and preferred stock compared to $240.2 million for the same period in 1997. These retirements include $4.1 million pretax paid in premiums on the March 1998 retirement of $157.5 million of long-term debt and preferred stock, redeemed prior to stated maturity; as compared to $2.1 million pretax

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


paid in premiums on the May 1997 retirement of $185.3 million of long-term debt and preferred stock, redeemed prior to stated maturity. In February 1998, the Company issued $200 million of 6.375% debentures and $200 million of 6.73% debentures. Short-term financings, including the net change in affiliate notes, increased $185.1 million during the first nine months in 1998, compared to an increase of $410.0 million for the same period of 1997. Additionally, the Company recognized an interest rate hedge loss of approximately $22.1 million on the settlement of forward contracts related to the February 1998 debt issuances. This loss is being amortized over the life of the associated refinanced debt.


FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $4.8 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access revenue reductions of approximately $6.0 million annually. In May 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, new per-line charges and the charges paid by end-user customers of $24.1 million annually exceed the reductions in usage sensitive access charges of $14.6 million paid by long-distance carriers. Effective July 1, 1998, access charges were further reduced by $31.0 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform, or to adopt a "prescriptive" approach.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second Order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


On April 3, 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.


STATE REGULATORY DEVELOPMENTS

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued its order in the arbitration proceeding between the Company and AT&T. The interim proxy wholesale discount rate was set at 17%. A separate cost investigation has been established to review the Company's costs for establishing permanent interconnection rates. In May 1997, the Company filed its cost studies and supporting testimony for unbundled network elements (UNEs) with the IURC. Hearings were held in December 1997. An order was issued in May 1998, which directed the Company to revise its cost studies with various adjustments. The Company filed its revised cost studies in July 1998. A final order is expected during the first quarter of 1999.

In March 1997, the IURC opened an investigation into access charge reform and universal service. This proceeding contains various phases surrounding access charge reform and universal service and will ultimately conclude with specific Company filings. A final resolution is expected during the second quarter of 1999.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

An interim order has recently been issued regarding regulatory confiscation, subsidies and rate rebalancing which the Company is currently assessing. The order also requires a reclassification of the intrastate subscriber line charge from access to local revenue. The Company is assessing its options.

Illinois

In October 1996, the Illinois Commerce Commission initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. The proceeding addressed wholesale rates separately from UNEs, with each issue having a separate procedural schedule. Cost studies for UNEs were filed in the first quarter of 1998 and were refiled during June 1998. Initial and Reply Briefs relating to wholesale rates were filed in August 1998, and the Hearings Examiner's Proposed Order is expected by year-end 1998. During a status hearing held in October 1998, the Hearing Examiner approved the interim UNE rates agreed upon by the Company and AT&T, which are the same rates filed by the Company in an arbitration proceeding with AT&T. These rates will be utilized pending the issuance of final UNE rates, and will become effective upon the filing and approval of the parties' interconnection agreement. The next status hearing is currently scheduled for April 1999.

Ohio

In December 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations, which was subsequently dismissed. The Company and AT&T filed a list of disputed items in April 1998, as ordered by the PUCO.

As part of an initiative to address competition in Ohio, annual tariff reductions totaling $12.8 million were filed in 1998. The PUCO approved the reductions in access and toll services totaling $8.5 million effective October 15, 1998. The consumer advocate continues to challenge that the Company is over earning and is threatening a show cause ruling. Approval of the remaining $4.3 million in reductions for Key and Private Branch Exchange trunk and Direct Inward Dialing rates is expected by year-end 1998.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Pennsylvania

In December 1996, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge (ALJ) established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration through the examination of the parties' avoided cost studies. In September 1997, the ALJ recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. In March 1998, the PPUC issued an order which remanded the docket back to the ALJ for examination of more current avoided cost studies from the parties. New avoided cost studies were submitted September 11, 1998. Hearings have not been scheduled.

In February 1997, the PPUC initiated a generic investigation into Intrastate Access Charge Reform. The investigation's focus was on cost standards, and rate-making standards in coordination with local interconnection rulings and agreements. Hearings were conducted in September 1997. In July 1998, the PPUC's ALJ issued a favorable recommendation which acknowledged the need for rate rebalancing. Subsequent to filing of exceptions, the PPUC will render its order.

The PPUC has also initiated a Global Settlement Conference in an attempt to resolve all outstanding dockets in Pennsylvania. This process will continue through the end of 1998 and includes all pricing and technical issues.

Wisconsin

In January 1995, the Company elected to operate under price cap regulation in Wisconsin. In April 1998, the Company filed its third year results (1997) under price regulation with the Public Service Commission of Wisconsin (PSCW). As required in the statutes, a docket has been opened to review price cap regulation in Wisconsin. This is considered a five year review, meaning that five years after a telecommunications utility elects to become price-regulated, the PSCW will hold a hearing to determine if it is in the public interest to suspend one or more provisions of the price cap rules or to approve an alternative method for the utility. The Company filed its report on progress under price cap regulation in July 1998. The Company will file comments on the current regulations in December 1998. This docket is expected to conclude in the second quarter of 1999.

Michigan

In December 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and by Ameritech which addresses pricing and costs of UNEs, interconnection, and resold services. The MPSC issued its final order in February 1998. The discount rate on resold services was set at 16.76% including

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions that are in conflict with the U.S. District Court for the Eighth Circuit's ruling. In March 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. In June 1998, GTE filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. In July 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time. The decision was appealed to the Sixth Circuit Court of Appeals. The Company's UNE tariff has been filed under protest with the MPSC, and approval is pending. No order for UNEs has been made by CLECs at this time. Once an order for UNEs is received, the Company will seek a Stay of the MPSC's Order with a showing of irreparable harm.

In August 1998, AT&T filed a complaint with the MPSC asking the Commission to order the Company to reduce various elements of charges that AT&T pays to the Company for access. The Company has filed a motion to dismiss the proceeding.

In March 1998, the City of Coldwater (City) filed an application to create City of Coldwater Telecommunications Utility. The City applied to provide facilities-based and resale telecommunications services in Michigan within the Company's operating territory. In July 1998, the City became the first government entity to receive permission from the MPSC to provide basic local exchange telephone service in five of the Company's exchanges on Michigan's southern border. The City's new Telecommunications Utility will provide cable TV, internet, long-distance and local telecommunications services. It is unknown at this time when this network will be operational. The MPSC's approval appears to have been driven by its desire to encourage local competition.


RECENT DEVELOPMENTS

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement is under ongoing review. Specifically, access lines in the states of Illinois and Wisconsin have been

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

identified for purchase or trade. The identified assets constituted approximately 5% of both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated approximately 5% of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approvals, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact the telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, GTE also depends on certain, material external supplier products that it must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology and in 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Corporate wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of GTE's overall Year 2000 budget. These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are projected to be approximately 4% of the 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $42.8 million. Through September 30, 1998, expenditures totaled $18.7 million. GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios". To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures, and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II.  OTHER INFORMATION



                     GTE NORTH INCORPORATED AND SUBSIDIARY


Item 6.        Exhibits and Reports on Form 8-K.

     (a)       Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

               27     Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GTE North Incorporated
                                      ----------------------------------------
                                               (Registrant)

Date:   November 12, 1998                   /s/ Stephen L. Shore
      -----------------------         ----------------------------------------
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