Form 10-K405
period 1998-12-31
GTE NORTH INC
filed 1999-03-31
CIK 40867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1998

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

               For the transition period from________ to ________

                         Commission File Number 0-1210


                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                WISCONSIN                               35-1869961
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08- Irving, Texas             75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

        Registrant's telephone number, including area code 972-507-5000

     (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

$2.00     Series Cumulative Preferred Stock - IN                  No Par Value
$2.10     Series Cumulative Preferred Stock - PA                  No Par Value
$2.20     Series Cumulative Preferred Stock - OH                  No Par Value
$2.25     Series Cumulative Preferred Stock - PA                  No Par Value
$2.375    Series Cumulative Preferred Stock - IL                  No Par Value
$4.50     Series Cumulative Preferred Stock - WI                $100 Par Value
$5.00     Series Cumulative Preferred Stock - WI                $100 Par Value

                    (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company had 978,351 shares of $1,000 stated value common stock outstanding at February 28, 1999. The Company's common stock is 100% owned by GTE Corporation.

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

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with long-distance carriers (IXCs). These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long-distance service. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs.

The number of access lines in the states in which the Company operates as of December 31, 1998, was as follows:

                                                               Access
                              State                         Lines Served
                        ------------------                 ----------------
                        Illinois                                 1,028,147
                        Indiana                                  1,168,547
                        Michigan                                   769,241
                        Ohio                                     1,011,245
                        Pennsylvania                               772,824
                        Wisconsin                                  579,800
                                                           ----------------
                           Total                                 5,329,804
                                                           ================

At December 31, 1998, the Company had 15,080 employees.

The Company has written agreements with the International Brotherhood of Electrical Workers (IBEW), the Communications Workers of America (CWA), the United Steelworkers of America (USW) and the International Association of Machinists (IAM) covering substantially all non-management employees. New agreements with the USW and the IAM were reached in 1998, and a new agreement was reached with the CWA in January of 1999. Seven additional agreements expire in 2000 or 2001.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January

1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of 24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule, that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS - INTRASTATE SERVICES".

OTHER DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of Illinois and Wisconsin have been identified for sale or trade. The identified assets constituted approximately 6% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. Currently, the Company has been named as a potentially responsible party at a number of "Superfund sites." These are sites which, although lawfully used in the past, were determined to require remediation. Remediation activities by GTE also continue at some present or formerly owned sites pursuant to other federal or state environmental statutes or regulations. GTE has reviewed each site in which it has an involvement to establish an expected remediation cost. Based on this review, the remediation cost at any individual site or at all sites in the aggregate is not expected to be material. Factors used to evaluate expected GTE costs include remediation and investigation cost estimates as well as legal fees, the number of viable parties involved, the degree of GTE's involvement and past experience. No present value discounting is used. Although the complexity of environmental regulations and the widespread imposition of multi-party joint and several liability at Superfund sites make it difficult to assess the Company's share of liability, management believes it has made adequate provision in the financial statements.

The Company's annual expenditures for site cleanups and environmental compliance have not been and are not expected to be material. Costs incurred include the Company's share of cleanup expenses for Superfund sites and outlays required to keep existing operations in compliance with environmental regulations.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1994 to December 31, 1998, the Company made capital expenditures of $3.3 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 33% of gross plant of $10.0 billion at December 31, 1998.


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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o    Account information                     o    Statements and reports
o    Dividends                               o    Change of address
o    Market prices                           o    Lost certificates
o    Transfer instructions

Shareholders may call toll-free at 800/225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to:
         BankBoston, N.A.
         c/o EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02266-8031

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.com

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:
         Securities Transfers and Reporting Services
         100 William St., Galleria
         New York, NY 10038

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1998 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:  http://www.gte.com

OTHER SECURITIES
Questions regarding the bonds, debentures and preferred securities of the Company should be directed to Treasury Department - Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972/507-5038.

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE NORTH INCORPORATED AND SUBSIDIARY


Selected Income Statement Items (a)          1998(b)        1997          1996       1995(c)            1994
-----------------------------------        ----------    ----------    ----------   ----------       ----------
                                                                       (Dollars in Millions)

Revenues and sales                         $  3,146.9    $  3,113.6    $  2,988.8   $  2,861.1       $  2,794.5
Operating costs and expenses                  2,094.0       1,849.9       2,002.2      1,981.5          1,924.4
                                           ----------    ----------    ----------   ----------       ----------

Operating income                              1,052.9       1,263.7         986.6        879.6            870.1
Interest - net                                  146.3         121.8         113.9        114.6            109.5
Other - net                                      (0.4)        (15.5)         --           --               --
Income taxes                                    347.7         425.9         321.2        271.7            284.3
                                           ----------    ----------    ----------   ----------       ----------
Income before extraordinary charges             559.3         731.5         551.5        493.3            476.3

Extraordinary charges                            (3.5)         --            --       (1,254.0)            --
                                           ----------    ----------    ----------   ----------       ----------
Net income (loss)                          $    555.8    $    731.5    $    551.5   $   (760.7)      $    476.3
                                           ==========    ==========    ==========   ==========       ==========

Dividends declared on common stock         $    497.6    $    565.6    $    548.5   $    336.0       $    277.7
Dividends declared on preferred stock             0.9           1.8           2.6          2.6              2.6


Selected Balance Sheet Items
----------------------------

Property, plant and equipment, net         $  3,377.7    $  3,131.3    $  2,939.3   $  2,841.6       $  4,780.1
Total assets                                  5,369.3       4,775.9       4,609.9      4,289.1          6,120.0
Long-term debt and preferred stock,
  subject to mandatory redemption             1,771.4       1,784.4       1,549.6      1,348.4          1,384.4
Shareholders' equity                          1,472.8       1,415.8       1,265.9      1,265.5          2,364.7

-------------------------------------------------------------------------------
(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b) During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million) reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(c) In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," resulting in a non-cash, after-tax extraordinary charge of $1.2 billion (net of tax benefits of $758.0 million). The charge primarily represented a reduction in the book value of telephone plant and equipment through an increase in accumulated depreciation. In addition, during 1995, the Company redeemed long-term debt prior to stated maturity resulting in an after-tax extraordinary charge of $12.5 million (net of tax benefits of $7.7 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

The Company provides local-exchange, network access and toll services to customers in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. At December 31, 1998, the Company served 5,329,804 access lines in its service territories.

RESULTS OF OPERATIONS
(Dollars in Millions)

                                                               Years Ended December 31,
                                                  ----------------------------------------------
                                                      1998            1997             1996
                                                  ---------------  --------------  -------------
    Net Income                                    $      555.8     $      731.5    $     551.5

Net income in 1998 decreased 24% or $175.7 million compared to 1997. Year-to-date net income for 1998 includes an extraordinary after-tax charge of $3.5 million (net of tax benefits of $2.3 million) related to the early retirement of debt. An increase in operating expenses is the primary contributor to the decrease in 1998 net income compared to 1997. The 1997 increase is primarily the result of an increase in local and network access services revenues combined with lower operating costs and expenses.

REVENUES AND SALES
(Dollars in Millions)

                                                       Years Ended December 31,
                                                    -----------------------------     Increase        Percent
                                                        1998             1997        (Decrease)       Change
                                                    ------------     ------------    -----------     ---------
    Local services                                  $    1,286.4     $    1,212.6    $      73.8             6%
    Network access services                              1,240.0          1,180.8           59.2             5%
    Toll services                                          181.2            280.5          (99.3)         (35)%
    Other services and sales                               439.3            439.7           (0.4)           --%
                                                    ------------     ------------    -----------

      Total revenues and sales                      $    3,146.9     $    3,113.6    $      33.3             1%
                                                    ============     ============    ===========


(Dollars in Millions)

                                                       Years Ended December 31,
                                                    -----------------------------      Increase       Percent
                                                         1997             1996        (Decrease)      Change
                                                    ------------     ------------    -----------     ---------
    Local services                                  $    1,212.6     $    1,131.7    $      80.9             7%
    Network access services                              1,180.8          1,081.4           99.4             9%
    Toll services                                          280.5            352.4          (71.9)          (20)%
    Other services and sales                               439.7            423.3           16.4             4%
                                                    ------------     ------------    -----------

      Total revenues and sales                      $    3,113.6     $    2,988.8    $     124.8             4%
                                                    ============     ============    ===========

Local Services Revenues

Local services revenues are based on fees charged to customers for providing local telephone exchange service within designated franchise areas. Access lines growth of 4% in 1998 generated additional revenues of $41.3 million from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. Additionally, the Company continued to see growth in enhanced custom calling features, such as SmartCall(R) services, which contributed an increase in revenues of $27.1 million over 1997.

Access line growth of 4% in 1997 generated additional revenues of $40.3 million from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $35.1 million to the increase.

Network Access Services Revenues

Network access services revenues are based on fees charged to long-distance carriers (IXCs) that use the Company's local-exchange network in providing long-distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long-distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access Transport Area) toll calls transported by the Company. Increased demand for access services by IXCs resulted in 11.0% growth in minutes of use over 1997, which generated additional revenues of $74.5 million. The increase also reflects growth of $41.4 million in special access revenues resulting from demand for increased bandwidth by high capacity users. The Company entered into an extended area service (EAS)/interconnection agreement with a LEC, which contributed $19.7 million to the increase (for further information on expenses associated with this agreement see "OPERATING COSTS AND EXPENSES").

The above mentioned increases are partially offset by rate reductions of $66.1 million associated with the requirements of various state commissions for intrastate access rates to mirror interstate access rates. Additionally, revenues slightly decreased as a result of interstate access rate changes from both the 1998 and 1997 Federal Communications Commission (FCC) price caps, and a 1997 FCC order which altered the structure of access charges collected by the Company (for further information on access charges see "FEDERAL REGULATORY DEVELOPMENTS - Interstate Access Revision"). These FCC actions resulted in $10.7 million decreases in network access services revenues.

The 1997 growth is largely due to increased demand for access services by IXCs and growing demand for increased bandwidth services. Minutes of use increased 14% for 1997, generating an additional $86.6 million in revenues. Special access revenues grew $39.0 million due to greater demand for increased bandwidth services by high-capacity users. These favorable items were partially offset by a 1997 reduction in interstate and intrastate access revenues of $42.3 million from the rate changes associated with the FCC's 1996 and 1997 price cap filings and the Illinois conversion to an Originating Responsibility Plan (ORP) in July 1996.

Toll Services Revenues

Toll services revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Revenue declines in 1998 are primarily attributable to lower toll volumes related to intraLATA toll competition.

The 1997 decline in revenues is attributable to lower toll volumes, primarily related to intraLATA toll competition and the impact from optional discount calling plans, which effectively lowered intrastate toll rates. These decreases are partially offset by an increase in toll revenues primarily due to the Illinois conversion to an ORP in July 1996. Equal access (1+ presubscription) was completed for all states in which the Company operates effective May 1997.

Other Services and Sales Revenues

An accounting treatment change in 1998 for Universal Service Fund (USF) payments reflects gross payments in expense, rather than netted in revenues, as was the process in 1997. The impact of this change increased 1998 revenues and expenses (see "OPERATING COSTS AND EXPENSES"). This increase in revenues was basically offset by a reduction in revenues from equipment rentals.

The 1997 increase is primarily due to the favorable impact of the FCC's order on payphone interim compensation of $10.3 million as discussed in "REGULATORY AND COMPETITIVE TRENDS - INTERSTATE SERVICES". Increases in revenues from billing and collections, DataBase 800 services, directory advertising and voice messaging services of $18.8 million also contributed to the 1997 increase. These increases are partially offset by a $18.1 million decrease in equipment sales and single-line rent revenues.

OPERATING COSTS AND EXPENSES

(Dollars in Millions)
                                                       Years Ended December 31,
                                                    -----------------------------                     Percent
                                                        1998             1997          Increase        Change
                                                    ------------     ------------    -----------    -----------
    Cost of services and sales                      $    1,137.1     $      966.4    $     170.7            18%
    Selling, general and administrative                    447.7            390.3           57.4            15%
    Depreciation and amortization                          509.2            493.2           16.0             3%
                                                    ------------     ------------    -----------

      Total operating costs and expenses            $    2,094.0     $    1,849.9    $     244.1            13%
                                                    ============     ============    ===========


 (Dollars in Millions)
                                                       Years Ended December 31,
                                                    -----------------------------                     Percent
                                                        1997             1996         (Decrease)       Change
                                                    ------------     ------------    -----------    -----------
    Cost of services and sales                      $      966.4     $    1,061.0    $     (94.6)           (9)%
    Selling, general and administrative                    390.3            447.1          (56.8)          (13)%
    Depreciation and amortization                          493.2            494.1           (0.9)           --
                                                    ------------     ------------    -----------

      Total operating costs and expenses            $    1,849.9     $    2,002.2    $    (152.3)           (8)%
                                                    ============     ============    ===========

Operating costs and expenses in 1998 are higher than in 1997 primarily as a result of pension settlement gains recorded in 1997, due to lump-sum payments from the Company's benefit plan of $80.9 million. Also, in 1998, the Company incurred expenses of $24.2 million associated with an EAS/interconnection agreement entered into with a LEC. (Associated with this agreement are switched access revenues. See previous discussion of "Network Access Services Revenues"). Labor and benefits increased $23.4 million and sales expenses increased $17.2 million in 1998. Additionally, 1998 expenses increased $22.5 million due to a change in the reporting of USF payments as expense, compared to the prior method, which netted payments in revenues (see "Other Services and Sales Revenues"). Year-to-date increases in plant balances also contributed associated increases of $16.0 million in depreciation and amortization expense.

The 1997 decrease in operating costs and expenses is primarily due to pension settlement gains of $80.9,million recorded in 1997 as a result of lump-sum payments from the Company's benefit plans, partially offset by $28.1 million of gains recorded in 1996, which resulted in a $52.8 million net decrease in operating costs and expenses. The decrease also reflects the favorable impact of $5.6 million in actuarial adjustments made to the Company's pension plan and $53.3 million in administrative productivity gains achieved during the year. Lower access charges of $6.7 million incurred to terminate the customers' intraLATA toll calls outside of the Company's service territories, lower operating taxes of $7.8 million and the favorable impact of the reserve recorded in 1996 for inside wire maintenance settlements of $5.7 million contributed to the decrease. Lower material costs of $19.6 million related to the completion of a university project in the beginning of 1997 also contributed to the decrease in costs. Higher depreciation charges associated with additions to plant were offset by a reduction in depreciation rates to reflect higher net salvage values of certain telephone plant and equipment. The decreases in operating costs and expenses were partially offset by $10.5 million in charges associated with local number portability (LNP) and an increase in advertising and promotional costs of $33.9 million aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment.

OTHER INCOME STATEMENT ITEMS

 (Dollars in Millions)
                                                       Years Ended December 31,
                                                    ------------------------------     Increase        Percent
                                                         1998             1997         (Decrease)       Change
                                                    -------------    -------------   ------------    -----------
    Interest - net                                  $      146.3     $      121.8    $      24.5            20%
    Other - net                                             (0.4)           (15.5)          15.1            --
    Income taxes                                           347.7            425.9          (78.2)          (18)%


(Dollars in Millions)
                                                       Years Ended December 31,
                                                    ------------------------------      Increase        Percent
                                                         1997             1996         (Decrease)       Change
                                                    -------------    -------------   ------------    -----------
    Interest - net                                  $      121.8     $      113.9    $       7.9             7%
    Other - net                                            (15.5)            --            (15.5)           --
    Income taxes                                           425.9            321.2          104.7            33%

Interest - net increased in 1998 compared to 1997, as well as 1997 compared to 1996. The increases are primarily attributable to higher average debt levels.

The change in other - net is primarily comprised of a pretax gain of $15.9 million recorded in 1997 on the October 1997 sale of eight telephone exchanges in the state of Michigan (representing 11,094 access lines).

Income tax expense decreased in 1998 primarily as a result in a decrease in pretax income, partially offset by other tax adjustments. The 1997 increase in income tax expense is primarily attributable to corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300 million of debentures.

The Company's primary source of funds during 1998 was cash from operations of $643.6 million compared to $1.3 billion in 1997. The year-to-year decrease in cash from operations primarily reflects an increase in the Company's working capital requirements, primarily due to timing of accounts receivable from affiliates, accounts payable, and accrued payroll and related benefits, as well as a decline in results from operations.

The Company's capital expenditures during 1998 were $762.6 million compared to $708.2 million for 1997. The majority of new investment is being made to meet the demands of growth, to modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. Total capital expenditures for 1999 are expected to be slightly less than capital expenditures during 1998. In 1997, proceeds from sales of assets includes $34.0 million received from the sale of certain non-strategic properties.

Net cash provided by financing activities was $109.2 million in 1998 compared to net cash used of $615.5 million in 1997. The Company paid dividends totaling $440.1 million in 1998 compared to $591.1 million in 1997. During 1998, the Company retired a total of $177.8 million of debt and preferred stock compared to $265.7 million during 1997. These retirements include $4.1 million pretax paid in premiums on the March 1998 retirement of $157.5 million of long-term debt and preferred stock, redeemed prior to stated maturity; as compared to $2.1 million pretax paid in premiums on the May 1997 retirement of $185.3 million of long-term debt and preferred stock, redeemed prior to stated maturity. In 1998, the Company issued $200 million of 6.375% debentures and $200 million of 6.73% debentures in February, and $250.0 million of 5.65% debentures in November. The Company issued $150 million of 6.40% debentures in December 1997. Short-term financings, including the net change in affiliate notes, increased $105.4 million for 1998, compared to an increase of $92.5 million for 1997. Additionally, the Company recognized an interest rate hedge loss of approximately $23.2 million on the settlement of forward contracts related to the February and November 1998 debt issuances. This loss is being amortized over the life of the associated refinanced debt.

REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin for its intrastate business operations and by the FCC for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive LECs. A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by IXCs and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by IXCs were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which LECs and IXCs charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June of 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of LNP. This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule, that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTRASTATE SERVICES

Illinois

In October 1996, the Illinois Commerce Commission initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. The proceeding addressed wholesale rates separately from UNEs, with each issue having a separate procedural schedule. Initial and Reply Briefs relating to wholesale rates were filed in August 1998, and the Hearings Examiner's Proposed Order date has not been determined. Cost studies for UNEs were filed in the first quarter of 1998 and were refiled in June 1998. In October 1998, the Hearing Examiner approved the interim UNE rates agreed upon by the Company and AT&T. These rates will be utilized pending the issuance of final UNE rates, and will become effective upon the filing and approval of the parties' interconnection agreement. The next hearing is currently scheduled for April 1999.

In January 1999, the Company filed testimony concerning access charge reform identifying explicit subsidies. A final decision is tentatively scheduled for the second quarter 1999.

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued its order in an arbitration proceeding to determine the discount rate on local services resold from the Company to AT&T. The interim proxy wholesale discount rate was set at 17%. A separate cost investigation was established to review the Company's costs for establishing permanent interconnection rates. In May 1997, the Company filed its cost studies and supporting testimony for UNEs with the IURC. An order was issued in May 1998, which directed the Company to revise its cost studies with various adjustments. The Company filed its revised cost studies in July 1998. A final order is expected during the second quarter of 1999.

In March 1997, the IURC opened an investigation into access charge reform and universal service. This proceeding contains various phases surrounding access charge reform and universal service. Interim orders have been issued regarding regulatory confiscation, compatibility and affordability, loop allocation, access charge reform and rate rebalancing, which the Company has appealed. One order also requires a reclassification of the intrastate subscriber line charge from access to local revenue. The Commission has requested the large incumbent LECs to submit cost studies in 1999 to support the rate rebalancing effort.

Ohio

In December 1996, the Public Utilities Commission of Ohio (PUCO) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 12.16%. The Company filed a lawsuit in the U.S. District Court challenging portions of the PUCO's arbitration determinations, which was subsequently dismissed. The Company and AT&T filed a list of disputed items in April 1998, as ordered by the PUCO. In November 1998, AT&T and the Company resolved all outstanding issues and jointly submitted an interconnection agreement for the PUCO's review. This agreement was approved in late December 1998.

As part of an initiative to address competition in Ohio, annual tariff reductions totaling $12.8 million were filed in 1998. The PUCO approved the reductions in access and toll services totaling $8.8 million effective in October 1998. The consumer advocate continues to challenge that the Company is over earning and is threatening a show cause ruling. The remaining $4.0 million in reductions for Key and Private Branch Exchange and Direct Inward Dialing rates became effective November 1998.

Pennsylvania

In December 1996, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge (ALJ) established a schedule for addressing the 22.8% interim wholesale discount rate set during arbitration. In September 1997, the ALJ recommended the wholesale discount rate of 18.98%. All parties filed exceptions to this ruling. In March 1998, the PPUC issued an order which remanded the docket back to the ALJ for examination of more current avoided cost studies from the parties. New avoided cost studies were submitted September 11, 1998. Hearings have not been scheduled, pending the outcome of the Global Settlement Conference (see below).

In February 1997, the PPUC initiated a generic investigation into intrastate access charge reform. The investigation's focus was on cost and rate-making standards in coordination with local interconnection rulings and agreements. Hearings were conducted in September 1997. In July 1998, the PPUC's ALJ issued a favorable recommendation which acknowledged the need for rate rebalancing. Subsequent to filing of exceptions, the PPUC will render its order. This proceeding is also impacted by rulings from the Global Settlement Conference (see below).

The PPUC initiated the Global Settlement Conference in October 1998 in an attempt to resolve all outstanding dockets in Pennsylvania. This process will continue into the second quarter 1999 and includes all pricing and technical issues.

Wisconsin

In January 1995, the Company elected to operate under price cap regulation in Wisconsin. In April 1998, the Company filed its third year results (1997) under price regulation with the Public Service Commission of Wisconsin (PSCW). As required by statute, a docket has been opened to review price cap regulation in Wisconsin. This is considered a five year review, meaning that five years after a telecommunications utility elects to become price-regulated, the PSCW will hold a hearing to determine if it is in the public interest to suspend one or more provisions of the price cap rules or to approve an alternative method for the utility. The Company filed its report on progress under price cap regulation in July 1998. The Company filed comments on the current regulations in December 1998. In January 1999, the Company filed its recommended changes to the price cap plan. This docket is expected to conclude in the second quarter of 1999.

Michigan

In December 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and Ameritech which addresses pricing and costs of UNEs, interconnection and resold services. The MPSC issued its final order in February 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions that are in conflict with the U.S. District Court for the Eighth Circuit's ruling. In March 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. In June 1998, GTE filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. In July 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time. The decision was appealed to the Sixth Circuit Court of Appeals. The Company's UNE tariff has been filed under protest with the MPSC; however, it was subsequently rejected by the MPSC Staff in January 1999.

In August 1998, AT&T filed a complaint with the MPSC asking the MPSC to order the Company to reduce various elements of charges that AT&T pays to the Company for access. The Company and other parties to the proceeding entered into a settlement agreement in January 1999, which was approved by the MPSC. The agreement reflects a prior MPSC decision in a similar proceeding between Ameritech and AT&T. The major impact of the agreement is to affix primary interexchange carrier charges (PICC) on both intrastate interLATA and intraLATA carriers rather than only on interLATA carriers. The rate will be one-half the rate of the original charge. The impact to the Company is an annual revenue reduction of approximately $3.5 million and is retroactive to January 1998. PICC refunds to carriers for 1998 will be made during the first half of 1999.

Also in August, 1998, the Michigan Pay Telephone Association (MPTA) filed a complaint against GTE, alleging the rates it charges independent payphone providers do not comply with the nonstructural safeguards against anticompetitive conduct as required by the FCC and do not pass an imputation test as required by the Michigan Telecommunications Act. Testimony was filed in October and November and hearings were held in November 1998. In March 1999, the MPSC issued an Order regarding complaints brought by the MPTA against the Company. The Order found that the complaintants failed to carry their burden of proof in showing the Company's payphone services do not comply with the new services test. The Order also found that non-structural safeguards adopted by the FCC for payphone service applied to the Company. The Company was ordered to file an imputation test and subsidy analysis within 45 days. The MPSC also ruled that the Company does not discriminate against independent payphone providers.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions (PUCs). In August 1998, GTE and

Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999. As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. GTE anticipates the remaining states will approve the merger sometime in 1999.


OTHER DEVELOPMENTS

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the states of Illinois and Wisconsin have been identified for sale or trade. The identified assets constituted approximately 6% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of

GTE's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows.
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. The current estimate for the cost of remediation for the Company is approximately $42.8 million. Through December 31, 1998, expenditures totaled $20.3 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules. Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

RECENT ACCOUNTING PRONOUNCEMENTS

Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed.


Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.


Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, non-controlled investments and all interconnecting carriers in achieving Year 2000 compliance.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. The Company is also not a party to any leveraged derivatives. The Company is exposed to market risk from changes in interest rates. The Company manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows the Company to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged.

The Company uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. money market interest rates. The Company manages this risk by using interest rate swaps to convert floating rate short-term debt to synthetic fixed rate instruments. The Company also uses forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuance.

Item 8.  Financial Statements and Supplementary Data

GTE NORTH INCORPORATED AND SUBSIDIARY
Consolidated Statements of Income

Years Ended December 31,                      1998          1997          1996
--------------------------------           ----------    ----------    ----------
                                                    (Dollars in Millions)
REVENUES AND SALES (a)
  Local services                           $  1,286.4    $  1,212.6    $  1,131.7
  Network access services                     1,240.0       1,180.8       1,081.4
  Toll services                                 181.2         280.5         352.4
  Other services and sales                      439.3         439.7         423.3
                                           ----------    ----------    ----------

    Total revenues and sales                  3,146.9       3,113.6       2,988.8
                                           ----------    ----------    ----------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                  1,137.1         966.4       1,061.0
  Selling, general and administrative           447.7         390.3         447.1
  Depreciation and amortization                 509.2         493.2         494.1
                                           ----------    ----------    ----------

    Total operating costs and expenses        2,094.0       1,849.9       2,002.2
                                           ----------    ----------    ----------

OPERATING INCOME                              1,052.9       1,263.7         986.6

OTHER (INCOME) EXPENSE
  Interest - net (c)                            146.3         121.8         113.9
  Other - net                                    (0.4)        (15.5)         --
                                           ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                      907.0       1,157.4         872.7
  Income taxes                                  347.7         425.9         321.2
                                           ----------    ----------    ----------

INCOME BEFORE EXTRAORDINARY CHARGE              559.3         731.5         551.5
  Extraordinary charge                           (3.5)         --            --
                                           ----------    ----------    ----------

NET INCOME                                 $    555.8    $    731.5    $    551.5
                                           ==========    ==========    ==========


(a) Includes billings to affiliates of $98.2 million, $99.2 million and $96.5 million for the years 1998-1996, respectively.

(b) Includes billings from affiliates of $376.7 million, $210.6 million and $201.6 million for the years 1998-1996, respectively.

(c) Includes interest paid to affiliate of $22.1 million and $21.0 million for the years 1998-1997, respectively.



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE NORTH INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets

December 31,                                                          1998         1997
------------------                                                 ----------   ----------
                                                                   (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash equivalents                                        $      0.9   $     12.2
  Receivables, less allowances of $40.3 million
   and $29.9 million                                                    653.8        593.6
  Accounts receivable from affiliates                                   223.0         64.3
  Inventories and supplies                                               43.2         38.0
  Deferred income tax benefits                                           25.1         41.0
  Other                                                                  67.9         27.8
                                                                   ----------   ----------

    Total current assets                                              1,013.9        776.9
                                                                   ----------   ----------

Property, plant and equipment, net (including $180.9 million
  held for sale at December 31, 1998, See Note 11)                    3,377.7      3,131.3
Prepaid pension costs                                                   958.1        837.3
Other assets                                                             19.6         30.4
                                                                   ----------   ----------
    Total assets                                                   $  5,369.3   $  4,775.9
                                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                             $    200.0   $     16.3
  Notes payable to affiliate                                            389.8         --
  Accounts payable                                                       30.8        150.8
  Affiliate payables and accruals                                       133.6         98.0
  Advanced billings and customer deposits                                71.0         65.9
  Taxes payable                                                         135.4        197.1
  Accrued payroll costs                                                 125.4        205.2
  Dividends payable                                                     159.2        100.8
  Other                                                                  73.5         91.4
                                                                   ----------   ----------

    Total current liabilities                                         1,318.7        925.5
                                                                   ----------   ----------

  Long-term debt                                                      1,770.2      1,768.1
  Deferred income taxes                                                 379.2        215.3
  Employee benefit plans                                                398.2        406.5
  Other liabilities                                                      29.0         28.4
                                                                   ----------   ----------

    Total liabilities                                                 3,895.3      3,343.8
                                                                   ----------   ----------

Preferred stock, subject to mandatory redemption                          1.2         16.3
                                                                   ----------   ----------
Shareholders' equity:
  Preferred stock                                                        15.2         15.2
  Common stock (978,351 shares issued)                                  978.3        978.3
  Additional paid-in capital                                             43.1         43.1
  Retained earnings                                                     436.2        379.2
                                                                   ----------   ----------

    Total shareholders' equity                                        1,472.8      1,415.8
                                                                   ----------   ----------

Total liabilities and shareholders' equity                         $  5,369.3   $  4,775.9
                                                                   ==========   ==========

The accompanying notes are an integral part of these statements.

GTE NORTH INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows

Years Ended December 31,                                 1998       1997         1996
-------------------------------                        -------    ---------    --------
                                                            (Dollars in Millions)

OPERATIONS
  Income before extraordinary charge                   $ 559.3    $   731.5    $  551.5
  Adjustments to reconcile income before
    extraordinary charge to net cash from
    operations:
    Depreciation and amortization                        509.2        493.2       494.1
    Deferred income taxes                                179.8         27.3        46.7
    Provision for uncollectible accounts                  47.2         44.7        39.8
    Change in current assets and current
    liabilities:
      Receivables - net                                 (266.1)        41.9      (135.2)
      Other current assets                               (32.7)        (0.1)       16.6
      Accrued taxes and interest                         (60.4)        27.2        36.3
      Other current liabilities                         (197.3)         7.2       132.7
    Other - net                                          (95.4)       (83.5)      (87.8)
                                                       -------    ---------    --------

    Net cash from operations                             643.6      1,289.4     1,094.7
                                                       -------    ---------    --------

INVESTING
  Capital expenditures                                  (762.6)      (708.2)     (609.0)
  Proceeds from the sale of assets                         0.3         34.0        --
  Other - net                                             (1.8)        (0.5)       --
                                                       -------    ---------    --------

    Net cash used in investing                          (764.1)      (674.7)     (609.0)
                                                       -------    ---------    --------

FINANCING
  Long-term debt issued                                  644.9        148.8       446.1
  Long-term debt and preferred stock retired,
      including premiums paid on early
      retirement                                        (177.8)      (265.7)      (46.8)
  Dividends                                             (440.1)      (591.1)     (524.7)
  Increase (decrease) in short-term obligations,
      excluding current maturities                        --         (191.9)     (398.4)
  Net change in affiliate notes                          105.4        284.4        --
  Other - net                                            (23.2)        --          19.4
                                                       -------    ---------    --------

    Net cash from (used in) financing                    109.2       (615.5)     (504.4)
                                                       -------    ---------    --------

Decrease in cash and cash equivalents                    (11.3)        (0.8)      (18.7)

Cash and cash equivalents:
  Beginning of year                                       12.2         13.0        31.7
                                                       -------    ---------    --------

  End of year                                          $   0.9    $    12.2    $   13.0
                                                       =======    =========    ========

Cash paid during the year for:
  Interest                                             $ 147.7    $   122.3    $  117.7
                                                       -------    ---------    --------
  Income taxes                                         $ 256.4    $   350.9    $  249.3
                                                       -------    ---------    --------


The accompanying notes are an integral part of these statements.

GTE NORTH INCORPORATED AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity


                                                                            Additional
                                                Preferred      Common        Paid-in       Retained
                                                  Stock         Stock        Capital       Earnings      Total
                                                ----------    ----------    ----------    ----------   ----------
                                                                       (Dollars in Millions)

Shareholders' equity, December 31, 1995         $     29.0    $    978.3    $     43.1    $    215.0   $  1,265.4
Net income                                                                                     551.5        551.5
Dividends declared                                                                            (551.1)      (551.1)
                                                ----------    ----------    ----------    ----------   ----------

Shareholders' equity, December 31, 1996               29.0         978.3          43.1         215.4      1,265.8

Net income                                                                                     731.5        731.5
Dividends declared                                                                            (567.4)      (567.4)
Early redemption of preferred stock                  (13.8)                                     (0.3)       (14.1)
                                                ----------    ----------    ----------    ----------   ----------

Shareholders' equity, December 31, 1997               15.2         978.3          43.1         379.2      1,415.8

Net income                                                                                     555.8        555.8
Dividends declared                                                                            (498.5)      (498.5)
Early redemption of preferred stock                                                             (0.3)        (0.3)
                                                ----------    ----------    ----------    ----------   ----------

Shareholders' equity, December 31, 1998         $     15.2    $    978.3    $     43.1    $    436.2   $  1,472.8
                                                ==========    ==========    ==========    ==========   ==========








The accompanying notes are an integral part of these statements.

GTE NORTH INCORPORATED AND SUBSIDIARY
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

GTE North Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 5,329,804 access lines in the states of Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

Transactions With Affiliates

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $229.0 million, $246.9 million and $219.3 million for the years 1998-1996, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's consolidated financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $363.0 million, $201.9 million and $191.4 million for the years 1998-1996, respectively. The significant increase in 1998 charges is due to a reorganization of support functions within GTE. The cost of these support functions, which was previously recorded directly by the Company, is now allocated to the Company on a proportional cost basis.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $22.1 and $21.0 million for the years 1998-1997, respectively.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when GTE Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $98.2 million, $99.2 million and $96.5 million for the years 1998-1996, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $13.7 million, $8.7 million and $10.2 million for the years 1998-1996, respectively.

Revenue Recognition

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

Depreciation and Amortization

The Company depreciates assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by the Company are as follows:

       Average lives (in years)
       ------------------------
       Fiber-optic cable                           20
       Copper wire                                 15
       Switching equipment                         10
       Circuit equipment                            8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separation are recognized when they occur. Settlement gains and losses associated with employee separation are recognized when the pension obligations are settled and the gain or loss is determinable.

Valuation of Assets

The impairment of tangible or intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

Income Taxes

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

Cash and Cash Equivalents

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

Financial Instruments

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

Inventories and Supplies

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Software

The Company classifies software as either network related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over 5 years. Software maintenance costs are expensed as incurred. In 1998 and 1997, $49.9 million and $19.0 million, respectively, of software expenditures were capitalized associated with the implementation of new administrative systems within the Company.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed. During 1998, the Company expensed network-related software of approximately $84.0 million.

Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997 and 1996, there were no differences between net income and comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.


2. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.


3. PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $180.9 million, continues to be reported in "Property, plant and equipment, net" in the consolidated balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.

Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent portions of states rather than entire operating companies, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 261,000 access lines represent approximately 6% of the average switched access lines that the Company had in service during 1998.

On October 31, 1997, the Company sold eight telephone exchanges in the state of Michigan (representing 11,094 access lines) to PTI, Incorporated for $34.0 million in cash. A pretax gain of $15.9 million was recorded on the sale.


4. EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million), reflecting premiums paid on the redemption of $142.4 million of high-coupon debt prior to stated maturity.


5. PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, exclusive of amounts held in treasury, as of December 31, 1998 and 1997 is as follows:



Authorized                                                Shares
                                                       --------------

     No par value                                            248,396
     $ 100 par value                                          33,524
                                                       --------------
       Total
                                                             281,920
                                                       ==============


                                                                          December 31,
                                                     ------------------------------------------------------
                                                                 1998                        1997
                                                     ---------------------------   ------------------------
                                                         Shares         Amount        Shares       Amount
                                                     --------------  -----------   -----------   ----------
Outstanding                                                          (Dollars in                (Dollars in
                                                                      Millions)                  Millions)

  $ 2.00            No par value                             45,484  $       2.2        45,484   $      2.2
  $ 2.10            No par value                             66,390          3.6        66,390          3.6
  $ 2.20            No par value                             34,379          1.7        34,379          1.7
  $ 2.25            No par value                             90,765          4.5        90,765          4.5
  $ 4.50            $100 par value                            7,297          0.7         7,297          0.7
  $ 5.00            $100 par value                           24,639          2.5        24,639          2.5
                                                     --------------  -----------   -----------   ----------
      Total                                                 268,954  $      15.2       268,954   $     15.2
                                                     ==============  ===========   ===========   ==========

Cumulative preferred stock, subject to mandatory redemption, is as follows:

                                                                      December 31
                                                        ----------------------------------------
                                                           1998                         1997
                                                        -----------                  -----------
Authorized                                                Shares                       Shares
                                                        -----------                  -----------
     No par value                                           51,788                      462,934
     $ 50 par value                                             --                      166,721
                                                        ----------                  -----------
       Total
                                                            51,788                      629,655
                                                        ==========                  ===========

                                                                          December 31
                                                   ---------------------------------------------------------
                                                                1998                          1997
                                                   -----------------------------   -------------------------
                                                       Shares          Amount         Shares        Amount
                                                   --------------  -------------   ------------   ----------
Outstanding                                                        (Dollars in                   (Dollars in
                                                                     Millions)                     Millions)
  $ 1.15       No par value                                    --  $          --        115,200   $      2.9
  $ 1.25       No par value                                    --             --         17,484          0.4
  $ 2.30       No par value                                    --             --         24,000          1.2
  $ 2.375      No par value                                23,487            1.2         25,961          1.3
  $ 2.40      $50 par value                                    --             --         25,490          1.3
  $ 2.50 IL    No par value                                    --             --         39,800          2.0
  $ 2.50 IN    No par value                                    --             --         41,562          2.1
  $ 2.50C      No par value                                    --             --         22,037          1.1
  4.60%       $50 par value                                    --             --         57,300          2.9
  5.16%       $50 par value                                    --             --         23,000          1.1
                                                   --------------  -------------   ------------   ----------
      Total                                                23,487  $         1.2        391,834   $     16.3
                                                   ==============  =============   ============   ==========

In March 1998, the Company redeemed all outstanding shares of the $1.15, $1.25, $2.30, $2.40, $2.50 (IL), $2.50 (IN), $2.50C, 4.60% and 5.16% series preferred stock with cash from operations. The Company incurred $0.3 million in premiums associated with this retirement.

The outstanding preferred stock is redeemable at a premium, at any time, in whole or in part, on thirty days notice. Cumulative preferred stock, not subject to mandatory redemption, held as treasury shares by the Company were 46 shares at December 31, 1998, 1997 and 1996.

At December 31, 1998, the Company is required, for the $2.375 Series subject to mandatory redemption, to offer the purchase and retirement of 2,468 shares each year through the operation of a purchase fund. At December 31, 1997, the Company was required to offer the redemption of 23,626 shares of preferred stock, subject to mandatory redemption. The Company may choose to redeem more shares than that stated in the above mentioned requirements. The Company met or exceeded the requirements through treasury stock and purchase of 2,474, 17,437 and 17,054 shares in 1998 through 1996, respectively. The aggregate retirement of the remaining preferred stock subject to a purchase fund is $0.1 million in each of the years 1998-2003.

At December 31, 1998 and 1997, the Company held no cumulative preferred stock, subject to mandatory redemption as treasury shares.

6. COMMON STOCK

The authorized common stock of the Company consists of 2,200,000 shares with a stated value of $1,000 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1998, $1.4 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's indentures.


7. DEBT

Long-term debt as of December 31, was as follows:

                                                                              1998              1997
                                                                         --------------    --------------
                                                                              (Dollars in Millions)

First mortgage bonds:
    Maturing through 2031, weighted average rates of
    8.5% and 8.32%, respectively                                         $        250.0    $        393.4

Debentures:
    6.00   % Series A, due 2004                                                   250.0             250.0
    5.50   % Series B, due 1999                                                   200.0             200.0
    7.625  % Series C, due 2026                                                   200.0             200.0
    6.90   % Series D, due 2008                                                   250.0             250.0
    6.40   % Series E, due 2005                                                   150.0             150.0
    6.375  % Series F, due 2010                                                   200.0              --
    6.73   % Series G, due 2028                                                   200.0              --
    5.65   % Series H, due 2008                                                   250.0              --

Other:
  GTE Finance Corporation promissory notes-maturing 1998
  through 2016, weighted average rate of  9.20% and 9.02%, respectively            30.0              45.0
  Note payable expected to be refinanced on a long-term basis                      --               284.4
  Capitalized leases                                                               --                 0.3
                                                                         --------------    --------------
  Total principal amount                                                        1,980.0           1,773.1
Unamortized premium and discount - net                                             (9.8)             11.3
                                                                         --------------    --------------
  Total                                                                         1,970.2           1,784.4

Less: current maturities                                                         (200.0)            (16.3)
                                                                         --------------    --------------
  Total long-term debt                                                   $      1,770.2    $      1,768.1
                                                                         ==============    ==============

Long-term debt as of December 31, 1997 includes $284.4 million of short-term borrowings in the form of affiliate notes payable which the Company refinanced in February 1998 with the issuance of $200.0 million of 6.375% Series F debentures, due 2010 and $200.0 million of 6.73% Series G debentures, due 2028. In November 1998, the Company issued $250.0 million of 5.65% Series H debentures due 2008. Net proceeds of these issuances were also used to finance the Company's construction program and for general corporate purposes. Additionally, the Company recognized interest rate hedge losses of approximately $23.2 million on the settlement of forward contracts related to the February and November 1998 debt issuances. These losses are being amortized over the life of the associated refinanced debt.

In March 1998, the Company redeemed, prior to stated maturity, $142.4 million of long-term debt. The Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million), reflecting premiums associated with this retirement.

In May and October 1997, the Company redeemed, prior to stated maturity, $171.5 million and $17.0 million, respectively, of first mortgage bonds. The Company incurred $1.9 million in premiums associated with the May 1997 retirement.

The Company issued $150.0 million of 6.40% Series E debentures, due 2005, in December 1997. Net proceeds were applied toward the repayment of short-term borrowings incurred to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are: $200.0 million in 1999.


Total short-term obligations as of December 31, were as follows:

                                                                  1998         1997
                                                               ----------   ----------
                                                                (Dollars in Millions)

Notes payable with affiliate - average rate 5.4% and 6.2%      $    389.8   $     --
Current maturities of long-term debt                                200.0         16.3
                                                               ----------   ----------
  Total                                                        $    589.8   $     16.3
                                                               ==========   ==========

The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300.0 million of debentures.

At December 31, 1998, the Company had a note payable with GTE Funding in the amount of $389.8 million, which the Company is contractually obligated to repay.


8. FINANCIAL INSTRUMENTS

During 1998, the Company entered into forward contracts to sell U.S. Treasury Bonds to hedge against changes in market interest rates on $150.0 million of planned long-term debt issuances that were completed in November 1998. A loss of approximately $1.1 million occurred upon settlement of these agreements and is being amortized over the life of the associated long-term debt issuances as an addition to interest expense.

The Company entered into forward interest rate swap agreements during 1997, to hedge against changes in market interest rates of planned long-term debt issuances, which were completed in February 1998. A loss of approximately $22.1 million occurred upon settlement of these agreements and is being amortized over the life of the associated long-term debt issuance as an addition to interest expense.

As of December 31, 1998 and 1997, the Company had the following financial instruments in effect:

                                                                                                    Weighted
                                                                  Notional        Expiration        Average
  (Dollars in Millions)                                            Amount           Dates           Pay Rate
  ---------------------------                                    -----------     -------------    -------------
  Forward interest rate
     contracts:
             1998                                                $       --                --                --
             1997                                                     200.0              1998              7.31%

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1998 and 1997, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $153 million and $6 million, respectively.


9. INCOME TAXES

The income tax provision is as follows:

                                                                            1998          1997         1996
                                                                         ----------    ----------    ----------
                                                                                (Dollars in Millions)

Current:
  Federal                                                                $    147.5    $    357.7    $    244.2
  State                                                                        20.5          40.9          30.3
                                                                         ----------    ----------    ----------
                                                                              168.0         398.6         274.5
                                                                         ----------    ----------    ----------
Deferred:
  Federal                                                                     153.5          26.9          49.1
  State                                                                        30.8           7.8           6.9
                                                                         ----------    ----------    ----------
                                                                              184.3          34.7          56.0
                                                                         ----------    ----------    ----------

Amortization of deferred investment tax credits                                (4.6)         (7.4)         (9.3)
                                                                         ----------    ----------    ----------

    Total provision                                                      $    347.7    $    425.9    $    321.2
                                                                         ==========    ==========    ==========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the consolidated statements of income is as follows:

                                                                            1998          1997          1996
                                                                         ----------    ----------    ----------
                                                                                  (Dollars in Millions)

Amounts computed at statutory rates                                      $    317.1    $    404.3    $    304.6
  State and local income taxes, net of federal income tax effect               33.3          31.6          24.2
  Amortization of deferred investment tax credits                              (4.6)         (7.4)         (9.3)
  Other differences - net                                                       1.9          (2.6)          1.7
                                                                         ----------    ----------    ----------

Total provision                                                          $    347.7    $    425.9    $    321.2
                                                                         ==========    ==========    ==========

The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                              1998          1997
                                           ----------    ----------
                                             (Dollars in Millions)

Depreciation and amortization              $    167.9    $     56.7
Employee benefit obligations                   (193.5)       (211.3)
Prepaid pension cost                            357.8         304.3
Investment tax credits                            3.9           8.5
Other - net                                      18.0          16.1
                                           ----------    ----------
    Net deferred tax liability             $    354.1    $    174.3
                                           ==========    ==========


10. EMPLOYEE BENEFIT PLANS

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the GTE plans does not permit the plans' data to be readily disaggregated.

Pension Plans

The Company participates in noncontributory defined benefit pension plans sponsored by GTE covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities, and corporate debt securities.

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:

                                                      1998          1997
                                                    --------      --------
         Discount rate                                  7.00%         7.25%
         Rate of compensation increase                  4.75%         5.00%
         Expected return on plan assets                 9.00%         9.00%

Net periodic benefit credit was $118.7 million, $151.1 million and $126.0 million for the years 1998-1996, respectively.

Postretirement Benefits Other than Pensions

Substantially all of the Company's employees are covered under postretirement healthcare and life insurance benefit plans sponsored by GTE. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

Postretirement benefit cost was $45.7 million, $68.2 million and $103.4 million for the years 1998-1996, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                                            1998          1997
                                                          ---------     --------
         Discount rate                                        7.00%        7.25%
         Expected return on plan assets                       8.00%        8.00%

Savings and Stock Ownership Plans

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $12.0 million, $18.0 million and $17.9 million in 1998-1996, respectively.


11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                        1998          1997
                                                     ----------    ----------
                                                       (Dollars in Millions)

Land                                                 $     30.0    $     30.0
Buildings                                                 612.8         595.9
Plant and equipment                                     9,169.5       8,224.7
Construction in progress and other                        218.2         713.1
                                                     ----------    ----------
  Total                                                10,030.5       9,563.7
  Accumulated depreciation                             (6,652.8)     (6,432.4)
                                                     ----------    ----------

  Total property, plant and equipment - net          $  3,377.7    $  3,131.3
                                                     ==========    ==========

At December 31, 1998, total property, plant and equipment - net included approximately $180.9 million of access lines and related equipment held for sale (See Note 3). This represents gross assets of $603.6 million less accumulated depreciation of $422.7 million.


12. REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Illinois, Indiana, Michigan, Ohio, Pennsylvania and Wisconsin. Interstate operations are subject to regulation by the Federal Communications Commission (FCC).

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

Significant Customer

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1998-1996 under various arrangements and amounted to $352.7 million, $383.5 million and $375.3 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain land, buildings, office space and equipment that contain varying renewal options. The majority of lease commitments relate to the lease for the centralized GTE Telephone Operations general facilities entered into in 1991. The lease agreement requires rental payments over 30 years (beginning in 1992) sufficient to pay scheduled principal and interest payments for $210 million of Telephone Facility Lease Bonds issued by the lessor. The lease expense is shared by the GTE domestic telephone operating subsidiaries.

Rental expense was $38.1 million, $29.9 million and $25.4 million in 1998-96, respectively. Minimum rental commitments under noncancelable leases are $33.6 million, $29.9 million, $25.5 million, $24.8 million and $24.6 million for the years 1999-2003, respectively, and aggregate $441.1 million thereafter.

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


14. SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE North Incorporated:

We have audited the accompanying consolidated balance sheets of GTE North Incorporated (a Wisconsin corporation and wholly-owned subsidiary of GTE Corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 as set forth under
Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE North Incorporated and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




Dallas, Texas                                             ARTHUR ANDERSEN LLP
January 28, 1999

MANAGEMENT REPORT

To Our Shareholders:

The management of GTE North Incorporated (the Company) is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




JOHN C. APPEL
President



LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.   Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1999 are listed below along with their business experience during the past five years.

      Name                Age     Director Since                        Business Experience
-----------------       -------   --------------    ---------------------------------------------------------------

John C. Appel              50          1996         President, GTE Network Services, 1997; Executive Vice President
                                                    - Network Operations, GTE Telephone Operations, 1996; Executive
                                                    Vice President - Network Operations, all GTE domestic telephone subsidiaries of which he is not President, 1996; Director, all
                                                    GTE domestic telephone subsidiaries, 1996; President, GTE South
                                                    Incorporated and GTE North Incorporated, 1995; Senior Vice
                                                    President - Regulatory Operations, GTE Telephone Operations,
                                                    1994; President, GTE Southwest Incorporated, 1994; State
                                                    President - Texas/New Mexico, 1993.

Mateland L. Keith, Jr.     56          1997         Senior Vice President - Regional Operations, GTE Network
                                                    Services, 1997; President, GTE California Incorporated, 1995;
                                                    Assistant Vice President - Engineering, GTE Telephone
                                                    Operations, 1995; Area Vice President - Sales, GTE North
                                                    Incorporated, 1993.

Lawrence R. Whitman        47          1997         Vice President - Finance and Planning, Business Development and
                                                    Integration, 1997; Controller, GTE Corporation, 1995; Vice
                                                    President - Finance, TP&S, 1993.


Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.   Identification of Executive Officers

The list below contains the names, ages and positions of the executive officers of the Company as of March 2, 1999.


                                         Year Assumed
           Name                Age     Present Position                   Position
---------------------------  ---------   -------------   ---------------------------------------------
John C. Appel                   50           1995        President
Quentin E. Bredeweg (1)         42           1998        Vice President - Regulatory
William M. Edwards, III(2)      50           1998        Vice President - Property Repositioning
Gregory D. Jacobson             47           1994        Treasurer
Robert G. McCoy                 54           1997        Vice President - Retail Markets
William G. Mundy (3)            49           1998        Vice President and General Counsel
Barry W. Paulson                47           1996        Vice President - Operations
                                                         Planning and Support
Richard L. Schaulin             56           1995        Vice President - Human Resources
Stephen L. Shore (4)            47           1998        Controller
Larry J. Sparrow                55           1995        Vice President - Wholesale Markets
Lawrence R. Whitman (5)         47           1998        Vice President - Finance and Planning

(1)  Quentin E. Bredeweg was appointed Vice President - Regulatory in May 1998.
(2) William M. Edwards, III was appointed Vice President - Property Repositioning in July 1998. He served as Vice President-Controller until April 1998.
(3) William G. Mundy was appointed Vice President and General Counsel in January 1998, replacing Richard M. Cahill.
(4) Stephen L. Shore was appointed Controller in May 1998 replacing William M. Edwards, III.
(5) Lawrence R. Whitman was appointed Vice President - Finance & Planning in May 1998, replacing Gerald K. Dinsmore.

Each of these executive officers has been an employee of the Company or an affiliated Company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year. There are no family relationships between any of the directors or executive officers of the Company.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1998, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1998 and the additional individual who served as executive officer of the Company or GTE Network Services in 1998 but did not serve as such or was not being compensated by the Company or GTE Network Services at the end of 1998 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 2 to this table sets forth the actual 1998 annual compensation for each of the Named Executive Officers that was allocated to the Company.

                                                                                 Long-Term Compensation
                                       Annual Compensation (2)               Awards                Payouts
                                                                     Restricted  Securities
                                                      Other Annual     Stock     Underlying    LTIP      All Other
Name and Principal                  Salary    Bonus   Compensation     Awards     Options/    Payouts  Compensation
Position in Group (1)        Year    ($)     ($) (3)       ($)        ($) (4)    SARs (#)(3)    ($)       ($) (5)
-------------------------   -----   -------  -------  ------------   ----------  ----------   -------- -------------

John C. Appel                1998   386,538  420,800       --            48,913      61,200    361,800        17,394
 President                   1997   348,365  399,386       --            59,881      76,000    548,700        11,320
                             1996   295,977  380,700       --            51,229     124,400    439,200        10,572

Larry J. Sparrow             1998   334,808  249,600       --            29,113      57,200    216,200        15,066
 Vice President -            1997   315,565  256,400       --            39,481      40,700    375,300        11,320
 Wholesale Markets           1996   294,812  260,800       --            41,561      81,400    404,100        10,613


Lawrence R. Whitman (6)      1998   268,672  240,952       --            22,685      57,200    193,000         4,431
  Vice President -           1997   262,615  223,700       --            32,525      40,700    296,700         5,971
  Finance and Planning       1996   232,615  210,900       --              --        37,200    247,300         5,971



Richard L. Schaulin          1998   279,958  145,616       --            18,200      19,000    136,800        13,358
  Vice President -           1997   283,842  163,400       --            25,025      25,500    237,000        11,320
  Human Resources            1996   268,735  178,200       --            27,088      25,500    255,200         6,750


William M. Edwards, III (7)  1998   232,574  185,095       --            19,838      25,500    125,600        10,836
  Vice President -           1997   213,035  152,800       --            20,281      32,700    171,700         9,587
  Property Repositioning     1996   190,415  113,900       --             6,120      15,200    130,900         6,750


Gerald K. Dinsmore (8)       1998   266,755  264,779       --                --      46,500    271,400        15,542
 Senior Vice President -     1997   302,532  314,807       --            45,906      62,200    411,800        11,320
 Finance and Planning        1996   288,619  263,700       --            41,751      81,400    404,100        10,613


(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore, for whom total annual amounts are shown above, is $175,120, $124,192, $110,576, $92,533, $90,609 and $115,305, respectively.

(3) The data in these columns represent the amounts received in 1998 by each of the Named Executive Officers under GTE's Executive Incentive Plan and Long-Term Incentive Plan (which is referred to in all tables as LTIP). In connection with GTE's Equity Participation Program, a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE common stock. The number of restricted stock units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE common stock on the New York Stock Exchange (NYSE) Composite Transactions Tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching restricted stock units based upon the average closing price described in footnote 3 above. Matching restricted stock units are received on the basis of one additional restricted stock unit for every four restricted stock units deferred through annual bonus deferrals described in footnote 3 above. GTE grants executives matching restricted stock units on the basis of one stock unit for every four stock units deferred. The matching restricted stock units were designed to increase focus on shareholder value and to compensate the executive for agreeing not to realize the economic value associated with deferred bonus amounts. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date. Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore hold a total of 15,790, 10,992, 4,503, 7,029, 4,391, and 8,956 restricted stock units, respectively, which had a dollar value of $977,950, $685,721, $270,262, $438,865, $265,794 and $582,117, respectively, based solely upon the closing price of GTE common stock on December 31, 1998.

(5) The column "All Other Compensation" includes, for 1998, Company contributions to the GTE Savings Plan of $7,200 for each of Messrs. Appel, Sparrow, Schaulin, Edwards and Dinsmore and $4,431 for Mr. Whitman. This column also includes Company contributions to the GTE Executive Salary Deferral Plan of $10,194 for Mr. Appel, $7,866 for Mr. Sparrow, $6,158 for Mr. Schaulin, $3,636 for Mr. Edwards and $8,342 for Mr. Dinsmore.

(6) Mr. Whitman was elected Vice President-Finance and Planning of GTE Service Corporation in May 1998. He had served as the Controller of GTE Corporation since 1995, and before that as Vice President-Finance for GTE Telephone Products and Services since 1993.

(7) Mr. Edwards was elected Vice President - Property Repositioning of GTE Service Corporation in July 1998. He had served as Vice President and Controller of GTE Corporation since July 1997, and before that as Vice President and Controller of GTE Telephone Operations since 1993.

(8) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore served as Senior Vice President - Finance and Planning of the Company until April 30, 1998. Although Mr. Dinsmore retained his title with the Company through April 30, 1998, he was compensated solely through his new position from June 1997 until his retirement from the Company in January 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1998, whether or not specifically allocated to the Company. The options were granted under GTE's Long-Term Incentive Plan. In addition, these stock option grants included a replacement stock option feature. The replacement stock option feature provides that, if an executive exercises a stock option granted in 1998 by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, the executive will receive a one-time additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to fair market value on the date of grant. No stock appreciation rights were granted to the Named Executive Officers of the Company in 1998. Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                          Individual Grants                         Potential Realizable Value at
                         -----------------------------------------------------           Assumed Annual Rate
                           Number of      Percent of                                 of Stock Price Appreciation
                           Securities   Total Options   Exercise                           for Option Term
                           Underlying     Granted to     or Base                --------------------------------------
                            Options      Employees in     Price    Expiration
          Name              Granted      Fiscal Year     ($/SH)       Date         0%           5%             10%
-------------------------  ----------   -------------   ---------  -----------  -------     ---------      -----------

John C. Appel                  62,200           .42%      54.3750   2/20/08        --       2,092,804      5,303,576

Larry J. Sparrow               28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Lawrence R. Whitman            28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Richard L. Schaulin            19,000           .13%      54.3750   2/20/08        --         649,727      1,646,535

William M. Edwards, III        25,500           .17%      54.3750   2/20/08        --         872,002      2,209,824

Gerald K. Dinsmore             46,500           .32%      54.3750   2/20/08        --       1,590,121      4,029,678

     If the price of GTE common stock appreciates, the value of GTE common stock held by the shareholders will also increase. For example, the aggregate market value of GTE common stock on February 18, 1998 was approximately $52.33 billion based upon the market price on that date. If the share price of GTE common stock increases by 5% per year, the aggregate market value on February 18, 2008 of the same number of shares would be approximately $85.24 billion. If the price of GTE common stock increases by 10% per year, the aggregate market value on February 18, 2008 would be approximately $135.72 billion.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the Named Executive Officers of the Company during 1998. The table sets forth the value of options and stock appreciation rights held by such officers at year end measured in terms of the closing price of GTE common stock on December 31, 1998.

                                                           Number of Securities             Value of Unexercised
                                                          Underlying Unexercised         In-the-Money Options/SARs
                            Shares                        Options/SARs at FY-End               at FY-End ($)
                           Acquired        Value       ----------------------------- -------------------------------
        Name            On Exercise (#)  Realized ($)   Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------  ---------------  -----------   ------------    -------------    -----------    -------------
John C. Appel                 41,900         769,504         46,066         174,068       1,125,017       3,758,302
Larry J. Sparrow              10,300         296,769        116,100         125,034       3,654,411       2,464,368
Lawrence R. Whitman           37,359         582,451          2,666          95,234          62,651       1,671,498
Richard L. Schaulin           15,000         355,313         25,500          44,500         630,334         887,558
William M. Edwards III            --              --         46,994          52,368       1,492,826       1,041,739
Gerald K. Dinsmore            22,433         437,285         73,566         128,668       2,004,416       2,776,565


LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The Long-Term Incentive Plan provides for awards to participating employees, including stock options, stock appreciation rights, performance bonuses and other stock-based awards. The stock options awarded under the plan to the Named Executive Officers in 1998 are shown in the table on the previous page.

                                                                            Estimated Future Payouts
                                                Performance           Under Non-Stock Price Based Plans (1)
                                Number of     Or Other Period   -------------------------------------------------
                              Shares, Units   Until Maturation     Threshold          Target
           Name              Or Other Rights     Or Payout        (# of Units)     (# of Units)      Maximum (2)
---------------------------- ---------------  ----------------  --------------     -------------   --------------

John C. Appel                          9,600           3 Years          2,721         10,467

Larry J. Sparrow                       4,500           3 Years          1,276          4,906

Lawrence R. Whitman                    4,500           3 Years          1,276          4,906

Richard L. Schaulin                    2,400           3 Years            680          2,617

William M. Edwards, III                4,000           3 Years          1,134          4,361

Gerald K. Dinsmore                     7,300           3 Years          2,069          7,959

(1) It is not possible to predict future dividends and, accordingly, estimated equivalent unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 31, 1998. The target award is the dollar amount derived by multiplying the equivalent unit balance credited to the participant at the end of the award cycle by the average closing price of GTE common stock, as reported on the NYSE Composite Transactions Tape, during the last 20 business days of the award cycle.

(2) This column has intentionally been left blank because it is not possible to determine the maximum number of equivalent units until the award cycle has been completed. Subject to the award limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five key measures exceed the respective target levels. If GTE's actual results during the cycle for the five key measures exceed the respective target levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

            Performance Increment Above
            Revenue Performance Target              Added Percentage to Combined Awards
        -----------------------------------        -------------------------------------
            Each 0.1% improvement in
            cumulative revenue growth                                +2%

Thus, for example, if the revenue growth key measure exceeds its Target level by .5% while the remaining four key measures are precisely at their respective target levels, then the performance bonus will equal 110% of the combined target award.


GTE IMPLEMENTATION AND RETENTION BONUS PLAN

On November 3, 1998, the GTE Executive Compensation and Organizational Structure Committee of the Board of Directors approved the Implementation and Retention Bonus Plan. This plan provides incentives to employees who are critical to completing the merger or necessary to ensure the continuity and effectiveness of GTE's businesses, and who are likely targets for competitive offers from other companies.

GTE has entered into an agreement with Mr. Appel under which he will receive estimated cash payments equal to 1.5 times his base salary plus EIP award. GTE has also entered in agreements with Messrs. Sparrow, Whitman, Schaulin and five other executive officers under which each will receive estimated cash payments equal to 1.0 times base salary plus EIP award.

Payment will be made in a lump-sum amount when the GTE/Bell Atlantic merger becomes effective. If the merger is not completed, some of GTE's executive officers will receive 25% of their anticipated payment under the plan. Mr. Appel will only receive payments under the plan if the merger is completed.


GTE EXECUTIVE SEVERANCE AGREEMENTS

In its desire to retain key executives, GTE previously entered into executive severance agreements with seven individuals who have served as executive officers of the Company at any time since January 1, 1998. These individuals include Messrs. Appel, Sparrow, Whitman, Schaulin and three other executive officers. These agreements provide benefits to be paid in the event of a qualifying termination following a change in control of GTE. A change in control of GTE will occur upon approval of the GTE/Bell Atlantic by GTE shareholders.

Any executive who is terminated for reasons other than cause or who resigns for good reason, both of which are defined under the executive severance agreements, will generally receive:

o payment of two times the sum of the executive's base salary and annual bonus;

o    eligibility for early retirement benefits;

o    pension credits for the period covered by the severance payment;

o    medical and life insurance coverage for up to two years;

o    GTE retiree medical and life insurance; and

o    financial and outplacement counseling.

The executive severance agreement with Mr. Appel also provides for an additional payment to compensate the executive for any excise tax that may be imposed by the Internal Revenue Service.

In connection with Mr. Dinsmore's retirement, he will generally receive the same benefits as he would have received had he been terminated for reasons other than cause following a change in control of GTE under a GTE executive severance agreement.

Retirement Programs

Pension Plans

The following table illustrates the estimated annual benefits payable under GTE's defined benefit pension plans. The table assumes normal retirement at age 65, and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE

                                                                   Years of Service
    Final Average               ------------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
-----------------------         ------------------------------------------------------------------------------------

$            200,000            $     42,101      $     56,134     $     70,168      $     84,201     $     98,235
             300,000                  63,851            85,134          106,418           127,701          148,985
             400,000                  85,601           114,134          142,668           171,201          199,735
             500,000                 107,351           143,134          178,918           214,701          250,485
             600,000                 129,101           172,134          215,168           258,201          301,235
             700,000                 150,851           201,134          251,418           301,701          351,985
             800,000                 172,601           230,134          287,668           345,201          402,735
             900,000                 194,351           259,134          323,918           388,701          453,485
           1,000,000                 216,101           288,134          360,168           432,201          504,235
           1,200,000                 259,601           346,134          432,668           519,201          605,735
           1,500,000                 324,851           433,134          541,418           649,701          757,985
           2,000,000                 433,601           578,134          722,668           867,201        1,011,735
           2,500,000                 542,351           723,134          903,918         1,084,701        1,265,485

All executive officers of the Company are employees of GTE Service Corporation, a wholly-owned subsidiary of GTE, which maintains the GTE Service Corporation plan for Employees' Pensions. The GTE Service Corporation plan is a noncontributory pension plan for the benefit of all employees of GTE Service Corporation and participating affiliates who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits provided by GTE Service Corporation and contributions to the GTE Service Corporation plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the GTE Service Corporation plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $31,100, which is the portion of salary subject to the Federal Social Security Act, and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory limit on compensation. As of February 26, 1999, the credited years of service under the GTE Service Corporation plan for Messrs. Appel, Sparrow, Whitman, Schaulin and Edwards are 27, 31, 19, 35 and 25, respectively. Mr. Dinsmore retired in January 1999 with 23 credited years of service.

Under federal law, an employee's benefits under a qualified pension plan, such as the GTE Service Corporation plan, are limited to certain maximum amounts. GTE maintains the Excess Pension Plan, which supplements the benefits of any participant in the GTE Service Corporation plan in an amount by which any participant's benefits under the GTE Service Corporation plan are limited by law. In addition, the Supplemental Executive Retirement Plan provides additional retirement benefits determined in a similar manner as under the GTE Service Corporation plan on compensation accrued under certain management incentive plans as determined by the Executive Compensation and Organizational Structure Committee. The Supplemental Executive Retirement Plan and GTE Excess Pension Plan benefits are payable in a lump sum or an annuity.

Executive Retired Life Insurance Plan

GTE's Executive Retired Life Insurance Plan provides Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, Executive Retired Life Insurance Plan benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.


Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1999:

                                       Name and Address of             Shares of
           Title of Class               Beneficial Owner          Beneficial Ownership       Percent of Class
     --------------------------- --------------------------    --------------------------   ------------------
     Common Stock of GTE         GTE Corporation                         978,351                   100%
     North Incorporated          1255 Corporate Drive               shares of record
                                 Irving, TX 75038

(b)  Security Ownership of Management as of December 31, 1998:

                                                                                Shares
                                                                             Beneficially
                                                                             Owned as of
           Title of Class             Name of Director (1) (2) (3)        December 31, 1998
     --------------------------- ---------------------------------------  -----------------
     Common Stock of GTE         John C. Appel                                       68,798
     Corporation                 Mateland L. Keith, Jr.                              23,210
                                 Lawrence R. Whitman                                 33,805
                                                                          -----------------
                                                                                    125,813
                                                                          =================

                                     Executive Officers (1) (2) (3)
                                 ---------------------------------------
                                 John C. Appel                                       68,798
                                 Larry J. Sparrow                                    51,815
                                 Lawrence R. Whitman                                 33,805
                                 Richard L. Schaulin                                 32,591
                                 William M. Edwards, III                             21,847
                                                                          -----------------
                                                                                    208,856
                                                                          =================
                                 All directors and executive
                                 officers as a group (1) (2) (3)                    303,722
                                                                          =================

     (1)  Includes shares acquired through participation in the GTE Savings
          Plan.

     (2) Included in the number of shares beneficially owned by Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and all directors and executive officers as a group are 61,867, 36,667, 31,333, 23,333, 18,634 and
          253,935 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

     (3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.


(c)  There were no changes in control of the Company during 1998.


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

   (2) Financial Statement Schedules - Schedules supporting the consolidated financial statements for the years ended December 31, 1998-1996 (as required):

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

        3.1* Articles of Incorporation and amendments are referenced in the 1986 and 1987 Form 10-K's, respectively

        3.2*   Amended Bylaws (Exhibit 3.2 of the 1995 Form 10-K, File No.
               0-1210)

        4.1* Indenture dated as of January 1, 1994 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.1 of the Company's Registration Statements on Form S-3, File No. 33-51911)

        4.2* First Supplemental Indenture dated as of May 1, 1996 between GTE North Incorporated and The First National Bank of Chicago, as Trustee (Exhibit 4.3 of the Company's Report on Form 8-K, dated May 7, 1996)

        10.1 Material Contracts - Severance Agreement between GTE and John C. Appel

        10.2   Material Contracts - Severance Agreements between GTE and Richard
               L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

        10.3 Material Contracts - Retention Agreement between GTE and John C. Appel

        10.4   Material Contracts - Retention Agreements between GTE and Richard
               L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

        12 Statements re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        23     Consent of Independent Public Accountants

        27     Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1998.

* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE NORTH INCORPORATED AND SUBSIDIARY

Schedule II - Valuation and Qualifying Accounts
For The Years Ended December 31, 1998, 1997 and 1996

(Dollars in Millions)


--------------------------------------------------------------------------------------------------------------------
             Column A                     Column B              Column C                 Column D       Column E
--------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                        ----------------------------     Deductions
                                          Balance at                    Charged             from
                                          Beginning       Charged     (Credited) to       Reserves      Balance at
            Description                    of Year       to Income    Other Accounts      (Note 1)    Close of Year
            ------------                 ------------   ------------  --------------   ------------   --------------

Allowance for uncollectible accounts
    for the years ended:


    December 31, 1998                    $       29.9   $       47.2   $    13.8 (2)   $       50.6   $       40.3
                                         ============   ============   =========       ============   ============

    December 31, 1997                    $       31.2   $       44.7   $    48.6 (2)   $       94.6   $       29.9
                                         ============   ============   =========       ============   ============

    December 31, 1996                    $       24.1   $       39.8   $    47.4 (2)   $       80.1   $       31.2
                                         ============   ============   =========       ============   ============

Accrued restructuring costs for the
    year ended:

    December 31, 1996                    $       93.5   $         --   $   (46.8)(3)   $       46.7   $         --
                                         ============   ============   =========       ============   ============





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

                                            GTE NORTH INCORPORATED
                                     --------------------------------------
                                                 (Registrant)

Date  March 26, 1999               By /s/       John C. Appel
----------------------------         --------------------------------------
                                                John C. Appel
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Appel                   President and Director                    March 26, 1999
----------------------------        (Principal Executive Officer)
John C. Appel


/s/ Lawrence R. Whitman             Vice President - Finance and Planning     March 26, 1999
----------------------------        and Director
Lawrence R. Whitman                 (Principal Financial Officer)



/s/ Stephen L. Shore                Controller                                March 26, 1999
----------------------------        (Principal Accounting Officer)
Stephen L. Shore


/s/ Mateland L. Keith, Jr.          Director                                  March 26, 1999
----------------------------
Mateland L. Keith, Jr.

                                 EXHIBIT INDEX

     Exhibit
      Number           Description
     --------          -----------

        10.1           Material Contracts - Severance Agreement between GTE and John C.
                       Appel

        10.2           Material Contracts - Severance Agreements between GTE and Richard
                       L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

        10.3           Material Contracts - Retention Agreement between GTE and John C.
                       Appel

        10.4           Material Contracts - Retention Agreements between GTE and Richard
                       L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

        12             Statements re: Calculation of the Consolidated Ratio of Earnings
                       to Fixed Charges

        23             Consent of Independent Public Accountants

        27             Financial Data Schedule