Form 10-Q
period 1999-03-31
GTE NORTH INC
filed 1999-05-13
CIK 40867

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 1999

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 0-1210


                             GTE NORTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          WISCONSIN                                    35-1869961
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas            75038
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

                                                        YES   [X]    NO    [ ]

The Company had 978,351 shares of $1,000 par value common stock outstanding at April 30, 1999. The Company's common stock is 100% owned by GTE Corporation.

===============================================================================

PART I.  FINANCIAL INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY
            Condensed Consolidated Statements of Income (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                               -------------------------
                                                 1999           1998
                                               ----------     ----------
                                                (Dollars in Millions)
REVENUES AND SALES
     Local services                            $    330.5     $    312.1
     Network access services                        304.2          317.3
     Other services and sales                       132.4          142.7
                                               ----------     ----------

        Total revenues and sales                    767.1          772.1
                                               ----------     ----------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                     256.0          260.3
     Selling, general and administrative            127.4           95.8
     Depreciation and amortization                  132.8          127.3
                                               ----------     ----------

        Total operating costs and expenses          516.2          483.4
                                               ----------     ----------

OPERATING INCOME                                    250.9          288.7

OTHER (INCOME) EXPENSE
     Interest - net                                  40.7           30.5
     Other - net                                     --             (0.2)
                                               ----------     ----------

INCOME BEFORE INCOME TAXES                          210.2          258.4
     Income taxes                                    79.6           97.5
                                               ----------     ----------

INCOME BEFORE EXTRAORDINARY CHARGE                  130.6          160.9
     Extraordinary charge                            --             (3.5)
                                               ----------     ----------

NET INCOME                                     $    130.6     $    157.4
                                               ==========     ==========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)


                                                         March 31,     December 31,
                                                          1999            1998
                                                        ----------      ----------
                                                           (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                           $      0.6      $      0.9
    Receivables, less allowances
      of $40.7 million and $40.3 million                     614.4           653.8
    Accounts receivable from affiliates                      250.6           223.0
    Inventories and supplies                                  50.7            43.2
    Prepaid insurance                                         21.4            39.9
    Other                                                     48.9            53.1
                                                        ----------      ----------

       Total current assets                                  986.6         1,013.9
                                                        ----------      ----------


Property, plant and equipment, at cost                    10,114.3        10,030.5
Accumulated depreciation                                  (6,717.1)       (6,652.8)
                                                        ----------      ----------

       Total property, plant and equipment, net (a)        3,397.2         3,377.7
                                                        ----------      ----------

Prepaid pension costs                                        988.3           958.1
Other assets                                                  17.0            19.6
                                                        ----------      ----------

Total assets                                            $  5,389.1      $  5,369.3
                                                        ==========      ==========

(a) Includes $180.9 million held for sale at March 31, 1999 and December 31, 1998, see Note 4.


The accompanying notes are an integral part of these statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
         Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                     March 31,     December 31,
                                                        1999           1998
                                                     ----------     ----------
                                                      (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt             $     --       $    200.0
    Notes payable to affiliate                            526.9          389.8
    Accounts payable                                       56.2           30.8
    Affiliate payables                                    114.3          133.6
    Taxes payable                                         177.8          135.4
    Dividends payable                                      95.2          159.2
    Other                                                 308.7          269.9
                                                     ----------     ----------

       Total current liabilities                        1,279.1        1,318.7
                                                     ----------     ----------

Long-term debt                                          1,770.6        1,770.2
Employee benefit plans                                    400.2          398.2
Deferred income taxes and other                           429.9          408.2
                                                     ----------     ----------

       Total liabilities                                3,879.8        3,895.3
                                                     ----------     ----------

Preferred stock, subject to mandatory redemption            1.2            1.2
                                                     ----------     ----------

Shareholders' equity
    Preferred stock                                        15.2           15.2
    Common stock (978,351 shares issued)                  978.3          978.3
    Additional paid-in capital                             43.1           43.1
    Retained earnings                                     471.5          436.2
                                                     ----------     ----------

       Total shareholders' equity                       1,508.1        1,472.8
                                                     ----------     ----------

Total liabilities and shareholders' equity           $  5,389.1     $  5,369.3
                                                     ==========     ==========


The accompanying notes are an integral part of these statements.

                     GTE NORTH INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  1999            1998
                                                                                ----------      ----------
                                                                                 (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                                          $    130.6      $    160.9
    Adjustments to reconcile income before extraordinary charge to net cash from operations:
         Depreciation and amortization                                               132.8           127.3
         Provision for uncollectible accounts                                          8.8            10.8
         Changes in current assets and current liabilities                            76.2           (80.0)
         Deferred income taxes and other - net                                        33.6           (19.4)
                                                                                ----------      ----------

       Net cash from operations                                                      382.0           199.6
                                                                                ----------      ----------
INVESTING
    Capital expenditures                                                            (160.2)         (154.2)
                                                                                ----------      ----------
       Cash used in investing                                                       (160.2)         (154.2)
                                                                                ----------      ----------
FINANCING
    Long-term debt issued                                                             --             396.6
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                                   (200.0)         (162.6)
    Dividends                                                                       (159.2)         (101.1)
    Increase (decrease) in short-term obligations,
      excluding current maturities                                                   137.1          (157.0)
    Other - net                                                                       --             (22.1)
                                                                                ----------      ----------
       Net cash used in financing                                                   (222.1)          (46.2)
                                                                                ----------      ----------

Decrease in cash and cash equivalents                                                 (0.3)           (0.8)

Cash and cash equivalents:
    Beginning of period                                                                0.9            12.2
                                                                                ----------      ----------

    End of period                                                               $      0.6      $     11.4
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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 1999 presentation.

NOTE 2.  CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1 in the first quarter or 1999, the Company capitalized $12.3 million of software expenditures, which would have previously been expensed.

NOTE 3.  SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $27.0 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include voluntary and involuntary separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.

NOTE 4.  PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $180.9 million, continues to be reported in "Property, plant and equipment, net" in the condensed consolidated balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.

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


NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.

NOTE 6.  PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations


RESULTS OF OPERATIONS
(Dollars in Millions)

                                                         Three months ended
                                                               March 31,
                                                    -----------------------------                      Percent
                                                        1999             1998          Decrease        Change
                                                    ------------     ------------    -----------      ---------
Net income                                          $      130.6     $      157.4    $    (26.8)           (17%)

The increase in 1999 operating expenses, primarily driven by a one-time special charge of $27.0 million recorded in the first quarter of 1999, was the primary contributor to the decline in net income. An extraordinary after-tax charge of $3.5 million (net of tax benefits of $2.3 million) related to the retirement of debt prior to stated maturity was recorded in the first quarter of 1998.


REVENUES AND SALES
(Dollars in Millions)


                                                          Three Months Ended
                                                               March 31,
                                                    -----------------------------      Increase         Percent
                                                         1999             1998        (Decrease)        Change
                                                    ------------     ------------    -----------        -------
    Local services                                  $      330.5     $      312.1    $      18.4              6%
    Network access services                                304.2            317.3          (13.1)            (4%)
    Other services and sales                               132.4            142.7          (10.3)            (7%)
                                                    ------------     ------------    -----------
      Total revenues and sales                      $      767.1     $      772.1    $      (5.0)            (1%)
                                                    ============     ============    ===========

Local Services Revenues

Access line growth was 5% for the first quarter of 1999, which generated additional revenues of $11.3 million from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. The Company also continued to see growth in demand for enhanced custom calling features, such as SmartCall(R), resulting in $5.6 million additional revenues for the first quarter of 1999.

Network Access Services Revenues

Network access services revenues decreased in the first quarter of 1999, primarily as a result of regulatory mandated interstate and intrastate price changes, which reduced revenues by $27.8 million. Additionally, in February and March of 1999, the Company refunded 1998 intrastate access and primary interexchange carrier charge overbillings to a long-distance carrier (IXC), which reduced network access services revenues by $7.6 million. IntraLATA (Local Access Transport Area) local exchange carrier (LEC) switched access revenues declined $3.8 million due to a 10% decrease in minutes of use. These decreases were partially offset by a $17.8 million increase in special access revenues, driven by growing demand for increased bandwidth by high-capacity users. In addition, minutes of use by IXCs increased 11% in the first quarter of 1999 generating $15.8 million of additional revenues.

Other Services and Sales Revenues

Lower toll revenues, primarily related to intraLATA toll competition, contributed $14.3 million to the decrease in other services and sales revenues for the first quarter of 1999. This decline was partially offset by an increase in nonregulated service revenues and equipment sales revenues of $6.1 million.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued





OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                                         Three Months Ended
                                                               March 31,
                                                    -----------------------------     Increase       Percent
                                                         1999             1998       (Decrease)      Change
                                                    ------------     ------------    -----------     ------
    Cost of services and sales                      $      256.0     $      260.3    $      (4.3)       (2%)
    Selling, general and administrative                    127.4             95.8           31.6        33%
    Depreciation and amortization                          132.8            127.3            5.5         4%
                                                    ------------     ------------    -----------
      Total operating costs and expenses            $      516.2     $      483.4    $      32.8         7%
                                                    ============     ============    ===========

Total operating costs and expenses increased in the first quarter of 1999, compared to the same period in 1998, primarily as a result of a one-time special charge of $27.0 million associated with voluntary and involuntary employee separation programs, which were completed in the first quarter of 1999. Additionally, operating costs and expenses increased by $2.5 million due to increased costs from an affiliate for customer information pages included in the Company's White Pages directories. Higher material costs resulting from new line growth and the Company's continued efforts to promote and provide new services also contributed $4.4 million to the increase. Depreciation and amortization increased $5.5 million due to additional investment in plant. These increases were partially offset by a reduction in switch right to use software fees of $12.3 million associated with network switching equipment due to the capitalization of software in 1999 as a result of the adoption of the AICPA's SOP 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use."


OTHER INCOME STATEMENT ITEMS

Interest - net increased 33% or $10.2 million for the quarter ended March 31, 1999, compared to the same period in 1998. The increase is primarily due to higher average debt levels.

Income taxes decreased 18% or $17.9 million during the quarter ended March 31, 1999. The decrease is primarily due to a corresponding decline in pretax income in the first quarter of 1999, compared to the same period in 1998.

The Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million) during the first quarter of 1998, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


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

The Company's primary source of funds during the first three months of 1999 was cash from operations of $382.0 million compared to $199.6 million for the same period in 1998. The year-to-year increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a decline in results from operations.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued


The Company's capital expenditures during the first three months of 1999 were $160.2 million compared to $154.2 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, to modernize facilities and for developing and installing new software, all of which are required to support new products and enhanced services. Total capital expenditures for 1999 are expected to be less than capital expenditures during 1998.

Cash used in financing activities was $222.1 million during the first three months of 1999 compared to $46.2 million for the same period in 1998. In February 1998, the Company issued $200.0 million of 6.375% debentures and $200.0 million of 6.73% debentures. During the first three months of 1999, the Company retired a total of $200.0 million of debt, compared to the retirement of $162.6 million of long-term debt and preferred stock during the same period in 1998. Retirements for 1998 include $4.1 million pretax paid in premiums on the March retirement of $157.5 million of long-term debt and preferred stock, redeemed prior to state maturity. The Company paid dividends totaling $159.2 million in the first three months of 1999 compared to $101.1 million for the same period in 1998. Short-term financings, including the net change in affiliate notes, increased $137.1 million during the first three months in 1999, compared to a decrease of $157.0 million for the same period of 1998. Additionally, in 1998, the Company recognized an interest rate hedge loss of approximately $22.1 million on the settlement of forward contracts related to the February 1998 debt issuances. This loss is being amortized over the life of the associated refinanced debt.


INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the first quarter of 1999 to meet the wholesale requirements of new competitors. GTE signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements
(UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, that had previously been reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rule requiring incumbent LECs to provide UNEs to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE will continue to provide individual UNEs set forth in existing interconnection agreements even though it is not legally obligated to do so.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued

Universal Service

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs in the second quarter of 1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for nonrural carriers to July 1999. GTE filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation.
GTE is currently awaiting action from the FCC.

Advanced Telecommunications Services

Section 706 of the Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In an Order and Notice of Proposed Rule Making (NPRM) released in August 1998, the FCC clarified that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops and unbundling and resale obligations for network facilities needed for advanced services.

On March 31, 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals and space exhaustion. The FCC also released a Further NPRM seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing. The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.


INTRASTATE REGULATORY DEVELOPMENTS

Illinois

In October 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. The proceeding addressed wholesale rates separately from UNEs, with each issue having a separate procedural schedule. Initial and Reply Briefs relating to wholesale rates were filed in August 1998, and the Hearings Examiner's Proposed Order date has not been determined. Cost studies for UNEs were filed in the first quarter of 1998 and were refiled in June 1998. In October 1998, the Hearing Examiner approved the interim UNE rates agreed upon by the Company and AT&T. These rates will be utilized pending the issuance of final UNE rates, and will become effective upon the filing and approval of the parties' interconnection agreement. During a status conference in April 1999, the ICC determined that the case will continue until the ICC issues an order in the GTE/Bell Atlantic Corporation merger docket. The interim UNE rates will remain effective until an order is released identifying permanent rates.

In January 1999, the Company filed testimony concerning access charge reform and identified explicit subsidies. Briefs associated with this portion of the docket are due in May 1999 and Reply Briefs are due in second quarter of

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued


1999. Following completion of the briefing schedule, and following the ICC's order in this matter, the Company will begin working with the ICC to rebalance rates.

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued an arbitration order to identify the discount rate on local services resold from the Company to AT&T. The interim proxy wholesale discount rate was set at 17%. A separate cost investigation was established to review the Company's costs for establishing permanent interconnection rates. In May 1997, the Company filed its cost studies and supporting testimony for UNEs. An order was issued in May 1998, which directed the Company to revise its cost studies with various adjustments. The Company filed its revised cost studies in July 1998. A final order is expected in the third quarter of 1999.

In March 1997, the IURC opened an investigation into access charge reform and universal service. This proceeding contains various phases. Orders have been issued regarding regulatory confiscation liability, comparability and affordability, loop allocation, access charge reform and rate rebalancing. The Company has appealed the order regarding loop allocation among other related issues. The IURC has requested the large incumbent LECs to submit cost studies. Specifically, the IURC has ordered the Company to submit cost studies in the second quarter of 1999, to support the rate rebalancing effort and to demonstrate that current or proposed rates are in compliance with the Telecommunications Act and the IURC's policies.

Michigan

In December 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and Ameritech which addresses pricing and costs of UNEs, interconnection and resold services. The MPSC issued its final order in February 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the MPSC's final order, since it contains prices, terms and conditions that are in conflict with the U.S. District Court for the Eighth Circuit's ruling. In March 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. In June 1998, GTE filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. In July 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time. The decision was appealed to the Sixth Circuit Court of Appeals. The Company's UNE tariff has been filed under protest with the MPSC; however, it was subsequently rejected by the MPSC Staff in January 1999. Also, in January 1999, GTE filed its cost model for the MPSC's current biennial cost filing.


OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

We expect the merger to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued


Planned Asset Sales

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, 261,000 access lines in the states of Illinois and Wisconsin have been identified for sale or trade. The identified assets constituted approximately 6% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur into 2000.


YEAR 2000 CONVERSION

General
The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its domestic wireline telecommunications business will complete Year 2000 testing by June 30, 1999, and remaining businesses will complete before October 1999.

State of Readiness
GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 88% complete as of March 31, 1999. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 11% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 97% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 98% of GTE's essential software has been remediated. GTE's focus continues to be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows:
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 91% complete; Validation, including enterprise testing in operational environments, and

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued


Implementation, including regional deployment, are approximately 73% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be substantially complete in June 1999.

In summary, compliant product deployment and enterprise testing for GTE's domestic telecommunications-related business, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999. The remaining domestic and international businesses are on schedule for completing testing before October 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. With the addition of new products, approximately 1,500 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of March 31, 1999, Year 2000 compliant versions, or suitable alternatives, for 95% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation
Independent verification and validation is the final step in GTE's process. As part of independent verification and validation, GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of applications and third-party supplier products. This quality assurance process is expected to be completed in October 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues
The current estimate for the cost of GTE's Year 2000 Program is expected not to exceed $400 million. Through March 31, 1999, expenditures totaled $283 million. The current estimate for the cost of remediation for the Company is approximately $42.8 million. Through March 31, 1999, expenditures totaled $22.6 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 10% of these full-time equivalent workers are engaged in all aspects of program management; 4% are engaged in system conversion; 27% are involved in external supplier management; 54% are involved in testing at all levels; and 5% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 66% of GTE's program effort involves U.S. domestic operations of all types.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. These plans are expected to be completed by June 30, 1999, and tested (as appropriate) by the end of September 1999. This contingency plan includes: business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology "stabilization" period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high-priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.


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


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

In this Management's Discussion and Analysis, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

                     GTE NORTH INCORPORATED AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - Continued

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance.

PART II.  OTHER INFORMATION

                     GTE NORTH INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

           12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

           27  Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GTE North Incorporated
                                                 ------------------------------
                                                         (Registrant)


Date:   May 13, 1999                                  /s/ Stephen L. Shore
        ------------                            -------------------------------
                                                          Stephen L. Shore
                                                             Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                                        Description
     --------              --------------------------------------------------------------------------------

        12                 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule