Form 10-Q
period 1999-06-30
GTE NORTH INC
filed 1999-08-12
CIK 40867

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

                  For the quarterly period ended: JUNE 30, 1999

                                       or

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

                                                                  YES [X] NO [ ]

The Company had 978,351 shares of $1,000 par value common stock outstanding at July 31, 1999. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      GTE NORTH INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               ---------------------     ---------------------
                                                 1999         1998         1999         1998
                                               --------     --------     --------     --------
                                                            (Dollars in Millions)
REVENUES AND SALES
     Local services                            $  333.7     $  320.2     $  664.2     $  632.4
     Network access services                      302.8        298.9        607.0        616.1
     Other services and sales                     158.9        153.7        291.3        296.4
                                               --------     --------     --------     --------
        Total revenues and sales                  795.4        772.8      1,562.5      1,544.9
                                               --------     --------     --------     --------
OPERATING COSTS AND EXPENSES
     Cost of services and sales                   240.5        274.8        496.5        535.1
     Selling, general and administrative          120.1         99.9        247.6        195.7
     Depreciation and amortization                130.6        132.9        263.4        260.2
                                               --------     --------     --------     --------
        Total operating costs and expenses        491.2        507.6      1,007.5        991.0
                                               --------     --------     --------     --------
OPERATING INCOME                                  304.2        265.2        555.0        553.9

OTHER EXPENSE
     Interest - net                                38.7         37.9         79.3         68.3
                                               --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                        265.5        227.3        475.7        485.6
     Income taxes                                 100.5         85.2        180.1        182.6
                                               --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY CHARGE                165.0        142.1        295.6        303.0
     Extraordinary charge                          --           --           --           (3.5)
                                               --------     --------     --------     --------
NET INCOME                                     $  165.0     $  142.1     $  295.6     $  299.5
                                               ========     ========     ========     ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                         June 30,      December 31,
                                                                           1999            1998
                                                                        ----------     -----------
                                                                          (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                           $      0.4      $      0.9
    Receivables, less allowances of $43.3 million and $40.3 million          619.0           653.8
    Accounts receivable from affiliates                                      165.8           223.0
    Net assets held for sale (see Note 4)                                    193.5            --
    Inventories and supplies                                                  47.3            43.2
    Prepaid insurance                                                          4.6            39.9
    Other                                                                     55.4            53.1
                                                                        ----------      ----------
       Total current assets                                                1,086.0         1,013.9
                                                                        ----------      ----------
Property, plant and equipment, at cost                                     9,589.7        10,030.5
Accumulated depreciation                                                  (6,353.2)       (6,652.8)
                                                                        ----------      ----------
       Total property, plant and equipment, net (a)                        3,236.5         3,377.7
                                                                        ----------      ----------
Prepaid pension costs                                                      1,035.5           958.1
Other assets                                                                   5.9            19.6
                                                                        ----------      ----------
Total assets                                                            $  5,363.9      $  5,369.3
                                                                        ==========      ==========


(a) Includes $180.9 million at December 31, 1998 that is now held for sale, see
    Note 4.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued

                                                                         June 30,      December 31,
                                                                           1999            1998
                                                                        ----------     -----------
                                                                          (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                                $     --        $    200.0
    Notes payable to affiliate                                               469.9           389.8
    Accounts payable                                                          65.3            30.8
    Affiliate payables                                                       108.8           133.6
    Dividends payable                                                         87.1           159.2
    Other                                                                    408.5           405.3
                                                                        ----------      ----------
       Total current liabilities                                           1,139.6         1,318.7
                                                                        ----------      ----------
Long-term debt                                                             1,770.9         1,770.2
Employee benefit plans                                                       408.5           398.2
Deferred income taxes and other                                              457.8           408.2
                                                                        ----------      ----------
       Total liabilities                                                   3,776.8         3,895.3
                                                                        ----------      ----------
Preferred stock, subject to mandatory redemption                               1.1             1.2
                                                                        ----------      ----------
Shareholders' equity
    Preferred stock                                                           15.2            15.2
    Common stock (978,351 shares issued)                                     978.3           978.3
    Additional paid-in capital                                                43.1            43.1
    Retained earnings                                                        549.4           436.2
                                                                        ----------      ----------
       Total shareholders' equity                                          1,586.0         1,472.8
                                                                        ----------      ----------
Total liabilities and shareholders' equity                              $  5,363.9      $  5,369.3
                                                                        ==========      ==========


The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1999          1998
                                                                 --------      --------
                                                                  (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                           $  295.6      $  303.0
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                              263.4         260.2
         Provision for uncollectible accounts                        21.1          25.4
         Changes in current assets and current liabilities           81.2        (363.3)
         Deferred income taxes and other - net                       43.9         (36.5)
                                                                 --------      --------
       Net cash from operations                                     705.2         188.8
                                                                 --------      --------
INVESTING
    Capital expenditures                                           (331.2)       (349.5)
                                                                 --------      --------
       Cash used in investing                                      (331.2)       (349.5)
                                                                 --------      --------
FINANCING
    Long-term debt issued                                            --           396.6
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement                 (200.1)       (177.8)
    Dividends                                                      (254.5)       (222.4)
    Net change in affiliate notes                                    80.1         201.7
    Other - net                                                      --           (22.1)
                                                                 --------      --------
       Net cash from (used in) financing                           (374.5)        176.0
                                                                 --------      --------
Increase (decrease) in cash and cash equivalents                     (0.5)         15.3

Cash and cash equivalents:
    Beginning of period                                               0.9          12.2
                                                                 --------      --------
    End of period                                                $    0.4      $   27.5
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


NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, the Company capitalized software expenditures of $19.5 million and $31.8 million, respectively, for the three and six months ended June 30, 1999, which would have previously been expensed.


NOTE 3. SPECIAL CHARGE

In 1999, GTE continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated employee separation programs that resulted in a one-time charge for GTE during the first quarter of 1999. The charge pertaining to the Company totaled $27.0 million and is reflected as "Selling, general and administrative" costs and expenses in the condensed consolidated income statements. The components of the charge include separation programs and related benefits such as outplacement and benefit continuation costs. These programs were completed during the first quarter of 1999.


NOTE 4. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. The Company plans to enter into agreements to sell these lines during 1999. All sales will be subject to regulatory approval and are expected to close in the first half of 2000. The associated net assets, which approximate $193.5 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $15.0 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 261,000 access lines represent approximately 6% of the average switched access lines that the Company had in service during 1998 and contributed approximately 3% to 1998 consolidated revenues.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


NOTE 6. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings held in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

Net income increased 16% or $22.9 million for the three months ended June 30, 1999, compared to the same period in 1998, primarily due to an increase in revenues and sales, as well as a decline in operating costs and expenses. Year-to-date net income decreased 1% or $3.9 million, compared to the same period in 1998, as a result of an increase in operating costs and expenses, partially offset by an increase in local services revenues. An extraordinary after-tax charge of $3.5 million (net of tax benefits of $2.3 million) related to the retirement of long-term debt and preferred stock prior to stated maturity was recorded in the first quarter of 1998.

REVENUES AND SALES
(Dollars in Millions)               Three Months Ended
                                          June 30,
                                   ---------------------                   Percent
                                     1999         1998       Increase      Change
                                   --------     --------     --------     --------
Local services                     $  333.7     $  320.2     $   13.5           4%
Network access services               302.8        298.9          3.9           1%
Other services and sales              158.9        153.7          5.2           3%
                                   --------     --------     --------
   Total revenues and sales        $  795.4     $  772.8     $   22.6           3%
                                   ========     ========     ========

                                      Six Months Ended
                                           June 30,
                                   ---------------------     Increase      Percent
                                     1999         1998      (Decrease)     Change
                                   --------     --------    ----------    --------
Local services                     $  664.2     $  632.4     $   31.8           5%
Network access services               607.0        616.1         (9.1)         (1)%
Other services and sales              291.3        296.4         (5.1)         (2)%
                                   --------     --------     --------
   Total revenues and sales        $1,562.5     $1,544.9     $   17.6           1%
                                   ========     ========     ========

Local Services Revenues

Access line growth was 5% for the three and six months ended June 30, 1999, compared to the same periods in 1998, which generated additional revenues of $12.9 million and $24.2 million, respectively, from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. The Company also continued to see growth in demand for enhanced custom calling features, such as SmartCall(R), resulting in $4.3 million and $9.9 million, respectively, of additional revenues for the second quarter and year-to-date. Partially offsetting these increases were the effect of price reductions in Ohio of $3.5 million and $4.5 million, respectively, for the second quarter and year-to-date.

Network Access Services Revenues

Network access services revenues increased in the second quarter and decreased year-to-date. Contributing to the variances were mandated interstate and intrastate price changes, which reduced revenues by $19.1 million and $38.2 million, respectively. Additionally, during the first six months of 1999, the Company refunded 1998 intrastate access and primary interexchange carrier charge settlements to long-distance carriers (IXCs), which reduced network access services revenues by $8.7 million and $16.2 million, respectively, for the three and six months ended June 30, 1999. IntraLATA local exchange carrier (LEC) switched access revenues declined due to reduced settlements for the three and six months ended June 30, 1999. These decreases were offset in part by second quarter and year-to-date increases in network access services revenues driven by 9% and 10% increases in minutes of use, which generated additional revenues of $10.7 million and $19.3 million, respectively. In addition, the decreases were partially offset by $8.4 million and $26.8 million increases in special access revenues, driven by growing demand for increased bandwidth by high-capacity users. Also, prior year activities caused a favorable variance in both the second quarter and year-to-date primarily due to access settlement true-ups and access reform

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

adjustments. Finally, end-user surcharges increased for both the three and six months ended June 30, 1999, primarily as a result of implementation of the local number portability surcharge (see "Interstate Regulatory Developments - Number Portability").

Other Services and Sales Revenues

Other services and sales revenues increased for the three month and decreased for the six month periods ended June 30, 1999. Lower toll revenues, primarily related to intraLATA toll competition, contributed $11.8 million and $26.2 million, respectively, to the variances. Rental activity also decreased $0.7 million and $2.2 million, respectively. These declines were partially offset by increases in nonregulated service and equipment sales revenues of $7.9 million and $13.9 million and billing and collection services of $3.2 million and $6.5 million, as well as the timing of directory advertising, which added $4.0 million and $3.9 million, respectively, to other services and sales revenues.

OPERATING COSTS AND EXPENSES
(Dollars in Millions)                      Three Months Ended
                                                 June 30,
                                          ---------------------     Increase       Percent
                                            1999         1998      (Decrease)      Change
                                          --------     --------    ----------     --------
Cost of services and sales                $  240.5     $  274.8     $  (34.3)        (12)%
Selling, general and administrative          120.1         99.9         20.2          20%
Depreciation and amortization                130.6        132.9         (2.3)         (2)%
                                          --------     --------     --------
   Total operating costs and expenses     $  491.2     $  507.6     $  (16.4)         (3)%
                                          ========     ========     ========

                                            Six Months Ended
                                                 June 30,
                                          --------------------      Increase        Percent
                                            1999         1998      (Decrease)       Change
                                          --------     --------    ----------      --------
Cost of services and sales                $  496.5     $  535.1     $  (38.6)          (7)%
Selling, general and administrative          247.6        195.7         51.9           27%
Depreciation and amortization                263.4        260.2          3.2            1%
                                          --------     --------     --------
   Total operating costs and expenses     $1,007.5     $  991.0     $   16.5            2%
                                          ========     ========     ========

Total operating costs and expenses decreased for the three months and increased for the six months ended June 30, 1999, compared to the same periods in 1998. Contributing to the variances were reduced software right-to-use (RTU) fees associated with the Company's network switching equipment of $22.5 million and $37.7 million, respectively. This includes a reduction in RTU costs of $19.5 million and $31.8 million due to the capitalization of software costs in 1999 as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in addition to an overall reduction in RTU fees of $3.0 million and $5.9 million, respectively, for the three and six months ended June 30, 1999. Pension settlement gains of $30.2 million recorded in the second quarter of 1999 also contributed to cost decreases for both the second quarter and year-to-date. Offsetting these cost reductions were increased material costs of $14.2 million and $17.0 million over 1998, which were attributable to increases in telecommunication equipment sale volumes and customer access line growth. Additionally, operating costs increased $12.2 million and $14.7 million, respectively, for customer information pages included in the Company's White Pages directories. Favorable adjustments of certain employee benefits and other liabilities in the amount of $19.0 million in the second quarter of 1998 further offset cost reductions in the three and six month periods. In addition, costs increased from a one-time special charge of $27.0 million associated with employee separation programs completed in the first quarter of 1999. Depreciation expenses increased for the three and six month periods, primarily driven by additional investment in network facilities resulting from increased demand for switched access lines. The increased depreciation is partially offset by a $7.5 million and $15.0 million reduction resulting from the discontinuance of depreciation on non-strategic access lines held for sale (see "Other Developments - Planned Asset Sales").

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

OTHER INCOME STATEMENT ITEMS

Interest - net increased 2% or $0.8 million for the three months and 16% or $11.0 million for the six months ended June 30, 1999, compared to the same periods in 1998. These increases are primarily due to higher average debt levels.

Income taxes increased 18% or $15.3 million for the three months and decreased 1% or $2.5 million for the six months ended June 30, 1999, compared to the same periods in 1998. The increase for the three months was primarily due to an increase in pretax income. The decrease for the six months was primarily due to a decrease in pretax income partially offset by other tax adjustments.

The Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million) during the first quarter of 1998, reflecting premiums paid on the redemption of long-term debt and preferred stock prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300.0 million of debentures.

The Company's primary source of funds during the first six months of 1999 was cash from operations of $705.2 million compared to $188.8 million for the same period in 1998. The increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, partially offset by a slight decline in results from operations.

The Company's capital expenditures during the first six months of 1999 were $331.2 million compared to $349.5 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, to modernize facilities and for developing and installing new software, all of which are required to support new products and enhanced services. Total capital expenditures for 1999 are expected to be less than capital expenditures during 1998.

Cash used in financing activities was $374.5 million during the first six months of 1999 compared to cash from financing activities of $176.0 million for the same period in 1998. In February 1998, the Company issued $200.0 million of 6.375% debentures and $200.0 million of 6.73% debentures. During the first six months of 1999, the Company retired a total of $200.1 million of long-term debt and preferred stock, compared to the retirement of $177.8 million during the same period in 1998. Retirements for 1998 include $5.8 million pretax ($3.5 million after-tax) paid in premiums on the March retirement of $157.5 million of long-term debt and preferred stock, redeemed prior to stated maturity. The Company paid dividends totaling $254.5 million in the first six months of 1999 compared to $222.4 million for the same period in 1998. Short-term financings, including the net change in affiliate notes, increased $80.1 million during the first six months in 1999, compared to $201.7 million for the same period of 1998. Additionally, in 1998, the Company recognized an interest rate hedge loss of approximately $22.1 million on the settlement of forward contracts related to the February 1998 debt issuances. This loss is being amortized over the life of the associated debt.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

INTERSTATE REGULATORY DEVELOPMENTS

During the second quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the second quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on the merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive LECs (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements will have to be offered under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, GTE is continuing to provide individual UNEs on a non-combined basis set forth in existing interconnection agreements even though it is not legally obligated to do so.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are (1) the FCC's cost methodology used to set prices, (2) it's methodology for setting wholesale discounts, and (3) the "proxy rates" it set for interconnection, UNEs and wholesale discounts. Supplemental opening briefs from petitioners and supporting intervenors were filed July 16, 1999 and the opening brief of the FCC and its supporting intervenors is due August 16, 1999. Reply briefs are due August 31, 1999. Oral argument is scheduled for September 1999.

Universal Service

GTE is active before both state and federal regulators advocating rapid development and implementation of measures that will meet the requirements of
Section 254 of the Telecommunications Act that covers the Federal Universal Service Program. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service and planned to select cost inputs in the second quarter of 1999. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for nonrural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. Specifically, the Fifth Circuit upheld the agency's decisions regarding:
1)several aspects of the high-cost support program, including implementation timing, separate treatment of rural carriers, the definition of service areas and use of the forward-looking costs to determine support; 2)no mandatory unbundling of supported services; 3)inclusion of commercial mobile radio service providers as universal service fund contributors; and 4)aspects of the schools and libraries program, including support for Internet access and internal connections and payments to non-telecommunications carriers. The Fifth Circuit reversed: 1)the assessment of contributions for schools and libraries fund based, in part, on intrastate revenues; 2)the rule prohibiting local telephone service providers from disconnecting low-income subscribers for non-payment of long distance charges; 3)the decision to assess high-cost fund contributions on primarily international carriers despite marginal interstate revenues; 4)the requirement that ILECs recover their contributions from access charges; and
5)the blanket prohibition on additional state eligibility requirements for carriers receiving high cost support. GTE is considering its options.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making GTE's 1999 Annual Filing. The total annual financial impact of the reduction for the Company was $30.8 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. It is likely that the FCC will put the coalition's proposal out for public comment in August 1999. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service.

On August 4, 1999, the FCC announced adoption of an Order that grants price cap LECs the ability to introduce new services without regulatory delay. The Order also offers the promise of progressively greater flexibility in setting the prices for interstate special access services as competition develops, gradually replacing regulation with competition as the primary means of setting prices. Although the text of the Order is not yet available, based upon the FCC press release, the FCC has taken a reasonable step towards lessening regulation of interstate special access. It appears the FCC has established a framework that will allow ILECs the ability to use some of the same pricing mechanisms offered by CLECs for special access services. The press release indicates the FCC has begun a new rulemaking proceeding that is likely to lead to additional pricing flexibility for interstate switched access services.

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

In an Order and Notice of Proposed Rulemaking (NPRM) released in August 1998, the FCC ruled that advanced services offered by an incumbent LEC are subject to the unbundling and resale requirements of the Telecommunications Act. In the NPRM, the FCC sought comment on extensive, new separate affiliate rules under which an incumbent LEC's affiliate could offer advanced services free from the unbundling and resale obligations of the Telecommunications Act. In addition, the NPRM sought comment on a number of issues regarding collocation, local loops, unbundling and resale obligations for network facilities needed for advanced services.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

In March 1999, the FCC released an Order stemming from the August 1998 NPRM. In the Order the FCC adopted a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how incumbent LECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). GTE will vigorously oppose line sharing.

The FCC has yet to release an order addressing separate affiliates, local loops, unbundling and resale.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

Incumbent LECs are required to provide open access to all Internet service providers (ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service).

GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The city of Portland, Oregon was first to adopt such a requirement and a subsequent federal court challenge by AT&T was denied. AT&T has appealed that decision and arguments will take place in October 1999. The FCC announced that it will file a brief to express its concern over the effect that the actions of local franchising authorities could have on the FCC's hands-off approach to the broadband market, and specifically address the importance of a national policy.

In July 1999, Broward County, Florida also adopted an ordinance requiring cable television franchisees to provide ISPs "nondiscriminatory equal access" to their cable modem platforms. AT&T subsequently announced that it would appeal that decision as well. Also, in July 1999, Comcast Cablevision and Advanced Cable Communications filed a lawsuit claiming Broward County violated the Communications Act by inserting unlawful requirements into the franchise agreement.


INTRASTATE REGULATORY DEVELOPMENTS

Illinois

In October 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. During a status conference in April 1999, the ICC determined that the case will be continued until the ICC issues an order in the GTE/Bell Atlantic merger docket. The interim UNE rates will remain effective until an order is released identifying permanent rates.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

In January 1999, the Company filed testimony concerning access charge reform and identified explicit subsidies. Briefs and Reply Briefs were filed in the second quarter of 1999. Due to recent USF legislation, the ALJ has requested additional briefing as to whether the case should continue to be modified as a result of the legislation. Following completion of the briefing schedule, and following the ICC's order in this matter, the Company will begin working with the ICC to rebalance rates.

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued an arbitration order to identify the discount rate on local services resold from the Company to AT&T. The interim proxy wholesale discount rate was set at 17%. A separate cost investigation was established to review the Company's costs for establishing permanent interconnection rates. In May 1997, the Company filed its cost studies and supporting testimony for UNEs. An order was issued in May 1998, which directed the Company to revise its cost studies with various adjustments. The Company filed its revised cost studies in July 1998. A final order is expected in the second half of 1999.

In February 1998, the IURC opened a proceeding to investigate the Company's wholesale rates under the Telecommunications Act. The Company filed its initial cost study in April 1998, updated the study in December 1998 and hearings were held in February 1999. The Company's proposed wholesale discount rates are 2.1% for operator and directory assistance services and 11.4% for all other services. A final order is expected in the second half of 1999.

In March 1997, the IURC opened an investigation into access charge reform and universal service. This proceeding contains various phases. A "trilogy" of orders have been issued regarding comparability and affordability, joint and common costs, and access charge reform. The Company has appealed the joint and common cost order regarding loop allocation along with other related issues. The IURC has requested the large incumbent LECs to submit compliance cost studies to demonstrate that current or proposed rates are in compliance with the Telecommunications Act and the IURC's policies. The Company filed its required compliance cost studies in June 1999. Hearings are expected in the fourth quarter of 1999.

Ohio

In July 1999, the Public Utility Commission of Ohio resurfaced an investigation of universal service related issues via a request to LECs in the state to respond to specific data requests. In addition to requesting specific Company information, comments were requested on issues such as whether a showing of competition is necessary prior to receiving high cost assistance.

Pennsylvania

In June 1999, the Administrative Law Judge (ALJ) issued a decision recommending rejection of the Company's petition for a simplified ratemaking plan (SRP) and ordered the Company to file a new plan within six months. While the ALJ accepted the Company's proposed deregulation of billing and collection and directory advertising, he rejected the Company's main proposals for rate base/rate-of-return continuation and the trigger points for the Company's network modernization deployment. The ALJ also rejected the Company's proposed shortened time frames in favor of the longer statutory period. The Company filed exceptions to the ALJ's decision in July 1999 and the Pennsylvania Public Utility Commission is expected to issue a ruling by September 1999.

Michigan

In December 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and Ameritech which addresses pricing and costs of UNEs, interconnection and resold services. The MPSC issued its final order in February 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagrees with the

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

MPSC's final order. In March 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. In June 1998, GTE filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. In July 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time. The decision was appealed to the Sixth Circuit Court of Appeals. The Company's UNE tariff has been filed under protest with the MPSC; however, it was subsequently rejected by the MPSC Staff in January 1999. Also, in January and in June 1999, GTE filed cost models for the MPSC's current biennial cost filing. A final order is expected in the second half of 1999. The costs resulting from the final order will eventually form the basis of new retail and wholesale prices.

OTHER DEVELOPMENTS

Proposed Merger with Bell Atlantic Corporation

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. At annual meetings in May 1999, the shareholders of each company approved the merger.

Both companies are working diligently to complete the merger at the earliest practicable date. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

Planned Asset Sales

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. The Company plans to enter into agreements to sell these lines during 1999. All sales will be subject to regulatory approval and are expected to close in the first half of 2000. The associated net assets, which approximate $193.5 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of June 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $15.0 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 261,000 access lines represent approximately 6% of the average switched access lines that the Company had in service during 1998 and contributed approximately 3% to 1998 consolidated revenues.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

YEAR 2000 CONVERSION

State of Readiness

As of June 30, 1999, GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements.

GTE expects its Internet businesses to be Year 2000 compliant in the third quarter of 1999. Also in the third quarter, GTE's domestic wireless company, all international affiliate companies, and all remaining domestic companies will have completed the Year 2000 compliance of their systems.

GTE's remaining effort consists of quality assurance and validation of our Year 2000 efforts across our businesses; assuring forward compliance of our systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and staffing our corporate Year 2000 communications watch center through March 1, 2000.

Independent verification and validation is the final step in GTE's Year 2000 process. This quality assurance process is expected to be substantially complete in the third quarter of 1999. However, GTE will continue its periodic reviews conducted by internal audit into 2000. Program status will also continue to be reported each quarter to the Company's external auditors.

Cost to Address Year 2000 Issues

With the incorporation of the TELUS Year 2000 program, the estimated total multi-year cost of GTE's Year 2000 Program is not expected to exceed $400 million. Through June 30, 1999, expenditures totaled $320 million. The current estimate for the cost of remediation for the Company is approximately $42.8 million. Through June 30, 1999, expenditures totaled $25.5 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 67% of GTE's program effort involves U.S. domestic operations. GTE has not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. As a result of completions in June 1999, GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 700 to 800 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may exist, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery teams have included procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center to be operational in Dallas, Texas from September 8, 1999 through March 1, 2000. The initial versions of these plans were completed during the second quarter of 1999. These plans will be kept current through the millennium rollover, and are expected to be tested (as appropriate) by the end of September 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.


RECENT ACCOUNTING PRONOUNCEMENT

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, as amended, which is effective January 1, 2001.


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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, UNEs and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's market risks since December 31, 1998.

PART II. OTHER INFORMATION

                      GTE NORTH INCORPORATED AND SUBSIDIARY


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

            12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

            27   Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GTE North Incorporated
                                             ----------------------------------
                                                        (Registrant)

Date: August 12, 1999                              /s/ Stephen L. Shore
      ---------------                        ----------------------------------
                                                       Stephen L. Shore
                                                          Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
      Number                                         Description
     -------        --------------------------------------------------------------------------------

        12          Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

        27          Financial Data Schedule