Form 10-Q
period 1999-09-30
GTE NORTH INC
filed 1999-11-12
CIK 40867

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

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

                                             YES  [X]  NO  [ ]

The Company had 978,351 shares of $1,000 par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.


================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GTE NORTH INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)



                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                   -----------------------    -----------------------
                                                      1999         1998          1999         1998
                                                   ----------   ----------    ----------   ----------
                                                                  (Dollars in Millions)

REVENUES AND SALES
     Local services                                $    339.8   $    325.3    $  1,004.0   $    957.7
     Network access services                            318.1        318.7         925.1        934.8
     Other services and sales                           146.3        157.2         437.6        453.6
                                                   ----------   ----------    ----------   ----------

        Total revenues and sales                        804.2        801.2       2,366.7      2,346.1
                                                   ----------   ----------    ----------   ----------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                         242.8        302.3         739.3        837.4
     Selling, general and administrative                 85.2        120.8         332.8        316.6
     Depreciation and amortization                      137.4        128.7         400.7        388.9
                                                   ----------   ----------    ----------   ----------

        Total operating costs and expenses              465.4        551.8       1,472.8      1,542.9
                                                   ----------   ----------    ----------   ----------

OPERATING INCOME                                        338.8        249.4         893.9        803.2

OTHER (INCOME) EXPENSE
     Interest - net                                      39.4         23.8         118.8         92.1
     Other - net                                           --         (0.1)           --         (0.2)
                                                   ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                              299.4        225.7         775.1        711.3
     Income taxes                                       113.3         83.5         293.4        266.1
                                                   ----------   ----------    ----------   ----------

INCOME BEFORE EXTRAORDINARY CHARGE                      186.1        142.2         481.7        445.2
     Extraordinary charge                                  --           --            --         (3.5)
                                                   ----------   ----------    ----------   ----------

NET INCOME                                         $    186.1   $    142.2    $    481.7   $    441.7
                                                   ==========   ==========    ==========   ==========








Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                                              September 30,       December 31,
                                                                                  1999               1998
                                                                             ---------------    ---------------
                                                                                 (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                                                $           0.5    $           0.9
    Receivables, less allowances of $48.0 million and $40.3 million                    682.2              653.8
    Accounts receivable from affiliates                                                106.9              223.0
    Net assets held for sale (see Note 4)                                              180.4                 --
    Inventories and supplies                                                            50.5               43.2
    Deferred income tax benefits                                                        11.7               25.1
    Prepaid insurance                                                                    9.4               39.9
    Prepayments and other                                                               26.2               28.0
                                                                             ---------------    ---------------

       Total current assets                                                          1,067.8            1,013.9
                                                                             ---------------    ---------------


Property, plant and equipment, at cost                                               9,767.3           10,030.5
Accumulated depreciation                                                            (6,478.4)          (6,652.8)
                                                                             ---------------    ---------------

       Total property, plant and equipment, net (a)                                  3,288.9            3,377.7
                                                                             ---------------    ---------------

Prepaid pension costs                                                                1,138.8              958.1
Other assets                                                                            13.7               19.6
                                                                             ---------------    ---------------
Total assets                                                                 $       5,509.2    $       5,369.3
                                                                             ===============    ===============







(a) Includes $180.9 million at December 31, 1998 that is now held for sale, see
Note 4.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued



                                                        September 30,     December 31,
                                                            1999              1998
                                                       ---------------   ---------------
                                                           (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt               $            --   $         200.0
    Notes payable to affiliate                                   450.2             389.8
    Accounts payable                                              92.9              30.8
    Affiliate payables                                            74.5             133.6
    Dividends payable                                             86.0             159.2
    Other                                                        426.0             405.3
                                                       ---------------   ---------------

       Total current liabilities                               1,129.6           1,318.7
                                                       ---------------   ---------------

Long-term debt                                                 1,771.3           1,770.2
Employee benefit plans                                           417.2             398.2
Deferred income taxes and other                                  485.8             408.2
                                                       ---------------   ---------------

       Total liabilities                                       3,803.9           3,895.3
                                                       ---------------   ---------------

Preferred stock, subject to mandatory redemption                   1.2               1.2
                                                       ---------------   ---------------

Shareholders' equity
    Preferred stock                                               15.2              15.2
    Common stock (978,351 shares issued)                         978.3             978.3
    Additional paid-in capital                                    61.2              43.1
    Retained earnings                                            649.4             436.2
                                                       ---------------   ---------------

       Total shareholders' equity                              1,704.1           1,472.8
                                                       ---------------   ---------------

Total liabilities and shareholders' equity             $       5,509.2   $       5,369.3
                                                       ===============   ===============







The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ------------    ------------
                                                                     1999            1998
                                                                 ------------    ------------
                                                                     (Dollars in Millions)

OPERATIONS

    Income before extraordinary charge                           $      481.7    $      445.2
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                                  400.7           388.9
         Provision for uncollectible accounts                            36.3            37.5
         Changes in current assets and current liabilities               91.2          (390.2)
         Deferred income taxes and other - net                          (14.7)           19.0
                                                                 ------------    ------------
       Net cash from operations                                         995.2           500.4
                                                                 ------------    ------------

INVESTING

    Capital expenditures                                               (513.6)         (532.2)
    Other - net                                                           0.1              --
                                                                 ------------    ------------
       Net cash used in investing                                      (513.5)         (532.2)
                                                                 ------------    ------------

FINANCING

    Long-term debt issued                                                  --           396.7
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement                     (200.8)         (177.8)
    Dividends                                                          (341.7)         (351.0)
    Net change in affiliate notes                                        60.4           185.1
    Other - net                                                            --           (22.1)
                                                                 ------------    ------------
       Net cash from (used in) financing                               (482.1)           30.9
                                                                 ------------    ------------
Decrease in cash and cash equivalents                                    (0.4)           (0.9)

Cash and cash equivalents:
    Beginning of period                                                   0.9            12.2
                                                                 ------------    ------------
    End of period                                                $        0.5    $       11.3
                                                                 ============    ============







The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)



                                                                                Additional
                                                       Preferred      Common      Paid-In      Retained
                                                         Stock         Stock      Capital      Earnings       Total
                                                       ----------   ----------  -----------   ----------    ----------
                                                                        (Dollars in Millions)


Shareholders' equity, December 31, 1998                $     15.2   $    978.3   $     43.1   $    436.2    $  1,472.8

Net income                                                     --           --           --        481.7         481.7

Dividends declared                                             --           --           --       (268.5)       (268.5)

Tax benefit of employee stock options exercised                --           --         18.1           --          18.1

                                                       ----------   ----------   ----------   ----------    ----------

Shareholders' equity, September 30, 1999               $     15.2   $    978.3   $     61.2   $    649.4    $  1,704.1
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

NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, the Company capitalized software expenditures of $22.7 million and $54.5 million, respectively, for the three and nine months ended September 30, 1999, which would have previously been expensed.

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

NOTE 4. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. During August 1999, the Company entered into agreements to sell approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC., and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. The Company plans to enter into an agreement to sell the remaining lines, which are located in Illinois, during 1999. All sales will be subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $180.4 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $20.7 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 261,000 access lines represent approximately 6% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

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

                      GTE NORTH INCORPORATED AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition
                            And Results of Operations


RESULTS OF OPERATIONS

Net income increased 31% or $43.9 million and 9% or $40.0 million, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998, primarily due to lower operating costs and expenses. An extraordinary after-tax charge of $3.5 million (net of tax benefits of $2.3 million) related to the retirement of long-term debt and preferred stock prior to stated maturity was recorded in the first quarter of 1998.


REVENUES AND SALES
(Dollars in Millions)                 Three Months Ended
                                          September 30,
                                   -------------------------     Increase        Percent
                                       1999          1998       (Decrease)       Change
                                   -----------   -----------   -----------    -----------

Local services                     $     339.8   $     325.3   $      14.5              4%
Network access services                  318.1         318.7          (0.6)            --
Other services and sales                 146.3         157.2         (10.9)            (7)%
                                   -----------   -----------   -----------
   Total revenues and sales        $     804.2   $     801.2   $       3.0             --
                                   ===========   ===========   ===========



                                         Nine Months Ended
                                            September 30,
                                   ---------------------------     Increase        Percent
                                       1999           1998        (Decrease)        Change
                                   ------------   ------------   ------------    ------------

Local services                     $    1,004.0   $      957.7   $       46.3               5%
Network access services                   925.1          934.8           (9.7)             (1)%
Other services and sales                  437.6          453.6          (16.0)             (4)%
                                   ------------   ------------   ------------
   Total revenues and sales        $    2,366.7   $    2,346.1   $       20.6               1%
                                   ============   ============   ============

Local Services Revenues

Access line growth was 5% for the three and nine months ended September 30, 1999, compared to the same periods in 1998, which generated additional revenues of $10.4 million and $34.7 million, respectively, from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. The Company also continued to see growth in demand for enhanced custom calling features, such as SmartCall(R), resulting in $9.5 million and $19.4 million, respectively, of additional revenues for the third quarter and year-to-date. Partially offsetting these increases was the effect of price reductions in Ohio of $4.7 million and $9.2 million, for the third quarter and year-to-date periods, respectively.

Network Access Services Revenues

Mandated interstate and intrastate access price changes reduced network access revenues $13.8 million and $53.1 million in the third quarter and year-to-date, respectively. Additionally, the Company refunded 1998 intrastate access and primary interexchange carrier charge settlements to long-distance carriers
(IXCs) and local exchange carriers (LECs), which reduced network access services revenues year-to-date by $16.2 million. In addition, an extended area service
(EAS)/interconnection agreement with a LEC, which occurred in the third quarter of 1998, reduced both the three and nine month revenues by $18.9 million. IntraLATA LEC switched access revenues declined due to reduced settlements for the nine months ended September 30, 1999 by $12.4 million. Partially offsetting the three and nine month decreases were increased minutes of use of 16% and 10%, generating additional revenues of $21.9 million and $42.5 million, respectively. In addition, special access revenues grew by $15.0 million and $41.2 million, respectively, as a result of greater demand for increased bandwidth services by high capacity users.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Other Services and Sales Revenues

Other services and sales revenues decreased for the three and nine month periods ended September 30, 1999. Lower toll revenues, primarily related to intraLATA toll competition, contributed $8.9 million and $35.1 million, respectively, to the variances. Timing of 1998 directory advertising revenue reduced third quarter revenues $4.7 million compared to the prior year. These decreases were partially offset by increases in nonregulated service and equipment sales revenues of $4.5 million and $18.4 million, respectively.



OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                Three Months Ended
                                                         September 30,
                                                ---------------------------     Increase         Percent
                                                    1999           1998        (Decrease)        Change
                                                ------------   ------------   ------------    ------------

    Cost of services and sales                  $      242.8   $      302.3   $      (59.5)            (20)%
    Selling, general and administrative                 85.2          120.8          (35.6)            (29)%
    Depreciation and amortization                      137.4          128.7            8.7               7%
                                                ------------   ------------   ------------
       Total operating costs and expenses       $      465.4   $      551.8   $      (86.4)            (16)%
                                                ============   ============   ============



                                                     Nine Months Ended
                                                        September 30,
                                                ---------------------------     Increase         Percent
                                                    1999           1998        (Decrease)        Change
                                                ------------   ------------   ------------    ------------

Cost of services and sales                      $      739.3   $      837.4   $      (98.1)            (12)%
Selling, general and administrative                    332.8          316.6           16.2               5%
Depreciation and amortization                          400.7          388.9           11.8               3%
                                                ------------   ------------   ------------
   Total operating costs and expenses           $    1,472.8   $    1,542.9   $      (70.1)             (5)%
                                                ============   ============   ============

Total operating costs and expenses declined for the three and nine months ended September 30, 1999, compared with the same periods in 1998. Due to the employee reduction program initiated earlier this year and the resulting settlement of pension obligations, the Company was able to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $56.9 million and $87.1 million in the third quarter and first nine months of 1999, respectively. Further contributing to the decreases were lower right-to-use (RTU) fees of $11.7 million and $51.5 million, respectively, associated with the Company's network switching equipment, due in part to the capitalization of software costs in 1999 as a result of the adoption of Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Also contributing to the decline were lower access costs of $15.8 million and $25.1 million for the three and nine months ended September 30, 1999, respectively. Additionally, operating costs and expenses decreased $4.0 million in the third quarter and increased $10.7 million year-to-date due to costs from an affiliate for the publication of the Company's White Pages Directories. Partially offsetting the year-to-date decrease was a one-time special charge of $27.0 million associated with employee separation programs completed in the first quarter of 1999. In addition, higher material costs of $9.6 million and $28.2 million for the three and nine month periods, respectively, were the result of increased telecommunication equipment sales volumes and customer access line growth. Also offsetting the year-to-date decrease were favorable adjustments of certain employee benefits and other liabilities of $19.0 million recorded in the second quarter of 1998. Higher depreciation charges associated with the investment in additional network facilities resulting from increased demand for switched access lines as well as the amortization of previously capitalized software associated with the implementation of new administrative systems within the Company contributed $14.4 million and $32.6 million to the increase in depreciation and amortization expense for both the three and nine months ended September 30, 1999, respectively. The third quarter and year-to-date increases in depreciation were partially offset by $5.7 million and $20.7 million, respectively, resulting from the discontinuation of depreciation on approximately 261,000 switched access lines held for sale (see "Other Developments - Planned Asset Sales").

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



OTHER INCOME STATEMENT ITEMS

Interest - net increased 66% or $15.6 million for the three months and 29% or $26.7 million for the nine months ended September 30, 1999, compared to the same periods in 1998. These increases are primarily due to an increase in interest expense resulting from higher average debt levels.

Income taxes increased 36% or $29.8 million for the three months and 10% or $27.3 million for the nine months ended September 30, 1999, compared to the same periods in 1998. The increases for both periods were primarily due to an increase in pretax income and other tax adjustments.

The Company recorded an after-tax extraordinary charge of $3.5 million (net of tax benefits of $2.3 million) during the first quarter of 1998, reflecting premiums paid on the redemption of long-term debt and preferred stock prior to stated maturity.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit. The Company also has an existing shelf registration statement for an additional $300.0 million of debentures.

During the first nine months of 1999 cash from operations was $995.2 million compared to $500.4 million for the same period in 1998. The increase in cash from operations primarily reflects a decrease in the Company's working capital requirements, as well as an increase in results from operations.

The Company's capital expenditures during the first nine months of 1999 were $513.6 million compared to $532.2 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, to modernize facilities and for developing and installing new software, all of which are required to support new products and enhanced services. Total capital expenditures for 1999 are expected to be less than capital expenditures during 1998.

Cash used in financing activities was $482.1 million during the first nine months of 1999 compared to cash from financing activities of $30.9 million for the same period in 1998. In February 1998, the Company issued $200.0 million of 6.375% debentures and $200.0 million of 6.73% debentures. During the first nine months of 1999, the Company retired a total of $200.8 million of long-term debt and preferred stock, compared to the retirement of $177.8 million during the same period in 1998. Retirements for 1998 include $5.8 million pretax ($3.5 million after-tax) paid in premiums on the March retirement of $157.5 million of long-term debt and preferred stock, redeemed prior to stated maturity. The Company paid dividends totaling $341.7 million in the first nine months of 1999 compared to $351.0 million for the same period in 1998. Short-term financings, including the net change in affiliate notes, increased $60.4 million during the first nine months in 1999, compared to $185.1 million for the same period of 1998. Additionally, in 1998, the Company recognized an interest rate hedge loss of approximately $22.1 million on the settlement of forward contracts related to the February 1998 debt issuances. This loss is being amortized over the life of the associated debt.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113.0 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Advanced Telecommunications Services

The Telecommunications Act required the FCC to "encourage the deployment on a reasonable and timely basis of advanced telecommunications capability to all Americans." Further, the FCC was required to conduct a proceeding aimed at determining the availability of advanced telecommunications, and to take action to remove barriers to infrastructure investment and to promote competition.

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


INTRASTATE REGULATORY DEVELOPMENTS

Illinois

In October 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. During a status conference in April 1999, the ICC determined that the case would be delayed until it issued an order in the GTE/Bell Atlantic merger docket. In the ICC approval of the GTE/Bell Atlantic merger on October 29, 1999, final rates for interconnection, UNEs and transport and termination of traffic were addressed as follows: the Company will 1) withdraw its rate rebalancing case within 30 days of the merger closure; 2) file a new UNE case within six months of merger closure; and 3) continue to work with the ICC to develop wholesale, UNE, interconnection, transport and termination rates. The Company will also offer the interim UNE rates from the AT&T interconnection agreement to other parties until the ICC issues an order in the previously mentioned UNE case.

The ICC, in their ruling on the GTE/Bell Atlantic merger, also implemented the following, effective with the closing of the merger: the Company will 1) reduce its rates by approximately $10.0 million by reducing intraLATA toll rates by approximately $1.7 million, residential and business local usage rates by approximately $6.6 million, and non cost-based access charges by approximately $1.7 million; and 2) invest at least $270.0 million in the state for the next three years.

In January 1999, the Company filed testimony concerning access charge reform and identified explicit subsidies. Briefs and reply briefs were filed in the second quarter of 1999. Due to recent USF legislation, the Administrative Law Judge
(ALJ) has requested additional briefing as to whether the case should continue to be modified as a result of the legislation. Following completion of the briefing schedule, and following the ICC's order in this matter, the Company will begin working with the ICC to rebalance rates.

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued an arbitration order to identify the discount rate on local services resold from the Company to AT&T. The interim proxy wholesale discount rate was set at 17%. A separate cost investigation was established to review the Company's costs for establishing permanent interconnection rates. In May 1997, the Company filed its cost studies and supporting testimony for UNEs. An order was issued in May 1998, which directed the Company to revise its cost studies with various adjustments. The Company filed its revised cost studies in July 1998. A final order is expected in the fourth quarter of 1999.

In February 1998, the IURC opened a proceeding to investigate the Company's wholesale rates under the Telecommunications Act. The Company filed its initial cost study in April 1998, updated the study in December 1998 and hearings were held in February 1999. The Company's proposed wholesale discount rates were 2.1% for operator and directory assistance services and 11.4% for all other services. A final order was issued in October 1999 requiring the Company to set its wholesale discount rate at 22.3% for customers who do not require operator services and 19.58% for customers who do require operator services. In addition, the Company is to refund any differences from the interim discount rate of 17% and the newly established discount rates to CLECs within ninety days.

In March 1997, the IURC opened an investigation into access charge reform and universal service. This proceeding contains various phases. A "trilogy" of orders have been issued regarding comparability and affordability, joint and common costs, and access charge reform. The Company has appealed the joint and common cost order regarding loop allocation along with other related issues. The IURC has requested the large incumbent LECs to submit compliance cost studies to demonstrate that current or proposed rates are in compliance with the Telecommunications Act and the IURC's policies. The Company filed its required compliance cost studies in June 1999. Hearings are expected in December 1999 or January 2000.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


Ohio

In July 1999, the Public Utility Commission of Ohio resurfaced an investigation of universal service related issues via a request to LECs in the state to respond to specific data requests. In addition to requesting specific Company information, comments were requested on issues such as whether a showing of competition is necessary prior to receiving high cost assistance. Comments are due in the fourth quarter of 1999.

Pennsylvania

In June 1999, the ALJ issued a decision recommending rejection of the Company's petition for a simplified ratemaking plan (SRP) and ordered the Company to file a new plan within six months. While the ALJ accepted the Company's proposed deregulation of billing and collection and directory advertising, he rejected the Company's main proposals for rate base/rate-of-return continuation and the trigger points for the Company's network modernization deployment. The ALJ also rejected the Company's proposed shortened time frames in favor of the longer statutory period. The Company filed exceptions to the ALJ's decision in July 1999. In August 1999, the Pennsylvania Public Utility Commission (PPUC) agreed with the ALJ's recommendations and rejected the Company's petition for a SRP. In September 1999, the PPUC ordered the Company to file another petition and a new plan within six months.

In September 1999, the PPUC issued its final order in the Global Settlement proceeding which was intended to open the state's local phone market to competition and resolve a number of outstanding dockets. The Company was directed to reduce its access and intraLATA toll rates, convert its minutes of use-based common carrier line charge to a flat-rated carrier charge, and imposed a $16 per month rate cap on local residential rates.

On November 4, 1999, the PPUC approved the GTE/Bell Atlantic merger and attached the following conditions to that approval: 1) the Company will reduce local exchange service rates by approximately $5.0 million within 24 months of the merger; 2) the Company will eliminate the touch-tone service charge to customers, reducing rates by approximately $9.8 million; 3) the Company will offer CLASS services to 80-85% of access lines that currently do not have these services within 24 months of the merger, and the remaining 15-20% within the following six months; 4) within 30 months of the merger, the Company will initiate proceedings so that there will no longer be separate wholesale rates for the Company and Bell Atlantic; and 5) the Company will invest approximately $210.0 million in the state between 2000-2002.

Michigan

In December 1996, the Michigan Public Service Commission (MPSC) issued an order initiating proceedings related to applications filed by the Company and Ameritech which addressed pricing and costs of UNEs, interconnection and resold services. The MPSC issued its final order in February 1998. The discount rate on resold services was set at 16.76% including operator services and 15.8% without operator services. The Company disagreed with the MPSC's final order. In March 1998, the Company filed a lawsuit in the U.S. District Court for the Western District of Michigan challenging the MPSC's decision. In June 1998, the Company filed a claim of appeal with the Michigan Court of Appeals challenging the MPSC's decisions on various factors used to calculate costs. In July 1998, the U.S. District Court dismissed the action without prejudice finding it does not have subject matter jurisdiction at this time. The decision was appealed to the Sixth Circuit Court of Appeals. The Company's UNE tariff has been filed under protest with the MPSC; however, it was subsequently rejected by the MPSC Staff in January 1999. Also, in January and in June 1999, the Company filed cost models for the MPSC's current biennial cost filing. A final order is expected in the fourth quarter of 1999 or early 2000. The costs resulting from the final order will eventually form the basis of new retail and wholesale prices.

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Planned Asset Sales

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 261,000 switched access lines located in Illinois and Wisconsin. During August 1999, the Company entered into agreements to sell approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC., and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. The Company plans to enter into an agreement to sell the remaining lines, which are located in Illinois, during 1999. All sales will be subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $180.4 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed consolidated balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in a year-to-date depreciation expense reduction of $20.7 million for 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 261,000 access lines represent approximately 6% of the average switched access lines that the Company had in service during 1998 and contributed approximately 4% to 1998 consolidated revenues.

YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400.0 million. Through September 30, 1999, expenditures totaled $358.0 million. The current estimate for the cost of remediation for the Company is approximately $42.8 million. Through September 30, 1999, expenditures totaled $27.1 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.

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

                      GTE NORTH INCORPORATED AND SUBSIDIARY


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits required by Item 601 of Regulation S-K.

            12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

            27  Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GTE North Incorporated
                                 -------------------------------------------
                                               (Registrant)

Date:  November 10, 1999                    /s/ Stephen L. Shore
       -----------------         -------------------------------------------
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