Form 10-Q
period 2000-03-31
GTE NORTH INC
filed 2000-05-12
CIK 40867

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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


The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   [X]    NO   [ ]

The Company had 978,351 shares of $1,000 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GTE NORTH INCORPORATED AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                              2000           1999
                                                           ----------     ----------
                                                             (Dollars in Millions)
REVENUES AND SALES
     Local services                                        $    345.4     $    330.5
     Network access services                                    299.2          304.2
     Other services and sales                                   125.4          132.4
                                                           ----------     ----------
        Total revenues and sales                                770.0          767.1
                                                           ----------     ----------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                                 221.4          256.0
     Selling, general and administrative                         85.9          127.4
     Depreciation and amortization                              140.5          132.8
                                                           ----------     ----------
        Total operating costs and expenses                      447.8          516.2
                                                           ----------     ----------

OPERATING INCOME                                                322.2          250.9

OTHER EXPENSE
     Interest - net                                              33.5           40.7
                                                           ----------     ----------
INCOME BEFORE INCOME TAXES                                      288.7          210.2
     Income taxes                                               109.9           79.6
                                                           ----------     ----------
NET INCOME                                                 $    178.8     $    130.6
                                                           ==========     ==========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
                Condensed Consolidated Balance Sheets (Unaudited)


                                                         March 31,       December 31,
                                                           2000              1999
                                                       ------------      ------------
                                                           (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                          $        5.1      $        1.1
    Receivables, less allowances
      of $46.5 million and $43.3 million                      535.1             564.3
    Accounts receivable from affiliates                       131.9              87.1
    Net assets held for sale                                  182.1             211.8
    Inventories and supplies                                   48.2              42.8
    Prepaid insurance                                          25.1              40.7
    Other                                                      60.0              59.7
                                                       ------------      ------------
       Total current assets                                   987.5           1,007.5
                                                       ------------      ------------


Property, plant and equipment, at cost                      9,966.0           9,849.0
Accumulated depreciation                                   (6,631.7)         (6,568.9)
                                                       ------------      ------------
       Total property, plant and equipment, net             3,334.3           3,280.1
                                                       ------------      ------------

Prepaid pension costs                                       1,334.8           1,238.7
Other assets                                                   23.0              13.3
                                                       ------------      ------------
Total assets                                           $    5,679.6      $    5,539.6
                                                       ============      ============



The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                         March 31,      December 31,
                                                           2000             1999
                                                       ------------     ------------
                                                           (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt               $        2.3     $        2.3
    Notes payable to affiliates                               100.5            281.4
    Accounts payable                                          156.7             10.4
    Affiliate payables                                         83.6            143.3
    Taxes payable                                             185.4            126.1
    Accrued payroll costs                                     120.8            146.0
    Other                                                     251.3            153.5
                                                       ------------     ------------
       Total current liabilities                              900.6            863.0
                                                       ------------     ------------

Long-term debt                                              1,744.7          1,774.3
Employee benefit plans                                        420.5            418.6
Deferred income taxes and other                               623.3            568.3
                                                       ------------     ------------
       Total liabilities                                    3,689.1          3,624.2
                                                       ------------     ------------

Preferred stock, subject to mandatory redemption               --                1.2
                                                       ------------     ------------

Shareholders' equity
    Preferred stock                                            --               15.2
    Common stock (978,351 shares issued)                      978.3            978.3
    Additional paid-in capital                                 64.1             63.5
    Retained earnings                                         948.1            857.2
                                                       ------------     ------------
       Total shareholders' equity                           1,990.5          1,914.2
                                                       ------------     ------------
Total liabilities and shareholders' equity             $    5,679.6     $    5,539.6
                                                       ============     ============



The accompanying notes are an integral part of these statements.

                                GTE NORTH INCORPORATED AND SUBSIDIARY
                     Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2000            1999
                                                                           ----------      ----------
                                                                              (Dollars in Millions)
OPERATIONS
    Net income                                                             $    178.8      $    130.6
    Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                          140.5           132.8
         Employee retirement benefits                                           (93.6)          (28.6)
         Provision for uncollectible accounts                                    10.0             8.8
         Changes in current assets and current liabilities                      127.0            76.2
         Deferred income taxes and other - net                                   48.1            62.2
                                                                           ----------      ----------
       Net cash from operations                                                 410.8           382.0
                                                                           ----------      ----------

INVESTING
    Capital expenditures                                                       (172.7)         (160.2)
    Other - net                                                                   0.2            --
                                                                           ----------      ----------
       Net cash used in investing                                              (172.5)         (160.2)
                                                                           ----------      ----------

FINANCING
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                               (47.3)         (200.0)
    Dividends                                                                    (6.2)         (159.2)
    Net change in affiliate notes                                              (180.8)          137.1
                                                                           ----------      ----------
       Net cash used in financing                                              (234.3)         (222.1)
                                                                           ----------      ----------

Increase (decrease) in cash and cash equivalents                                  4.0            (0.3)

Cash and cash equivalents:
    Beginning of period                                                           1.1             0.9
                                                                           ----------      ----------
    End of period                                                          $      5.1      $      0.6
                                                                           ==========      ==========



The accompanying notes are an integral part of these statements.

                      GTE NORTH INCORPORATED AND SUBSIDIARY
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                                 Additional
                                                 Preferred         Common         Paid-in         Retained
                                                   Stock           Stock          Capital         Earnings        Total
                                                 ----------      ----------      ----------      ----------     ----------
                                                                            (Dollars in Millions)

Shareholders' equity, December 31, 1999          $     15.2      $    978.3      $     63.5      $    857.2     $  1,914.2
Net income                                                                                            178.8          178.8
Dividends declared                                                                                    (87.4)         (87.4)
Redemption of preferred stock                         (15.2)                                           (0.9)         (16.1)
Tax benefit from exercise of stock options                                              0.6                            0.6
Other                                                                                                   0.4            0.4
                                                 ----------      ----------      ----------      ----------     ----------
Shareholder's equity, March 31, 2000             $     --        $    978.3      $     64.1      $    948.1     $  1,990.5
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

The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2. NET ASSETS HELD FOR SALE

During 1999, the Company entered into agreements to sell approximately 100,000 switched access lines located in Illinois to Citizens Utilities Company, approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC. and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Illinois and Wisconsin. All sales are subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $182.1 million and $211.8 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $6.9 million and $7.5 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 5% of the switched access lines that the Company had in service at the end of 1999 and contributed approximately 4% to 1999 consolidated revenues and approximately 5% of consolidated operating income.

NOTE 3. DEBT

In March 2000, the Company retired $30.0 million of promissory notes with GTE Finance Corporation prior to stated maturity.

NOTE 4. PREFERRED STOCK AND PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

In March 2000, the Company redeemed all 292,331 outstanding shares of preferred stock and paid premiums of $0.9 million pretax on the early redemption.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

NOTE 6. DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $11.5 million and $10.1 million, respectively, compared to the first quarter of 1999. The change in methodology does not apply to directory publishing activity for Illinois and Pennsylvania, which will remain on the current method consistent with the regulatory requirements in those states.

NOTE 7. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Results of Operations
              (Abbreviated pursuant to General Instruction H(2).)


RESULTS OF OPERATIONS

Net income increased $48.2 million, or 37%, for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to higher local services revenues and lower operating costs and expenses, partially offset a corresponding increase in income taxes.

REVENUES AND SALES

(Dollars in Millions)                                 Three Months Ended
                                                           March 31,
                                                  -------------------------       Increase        Percent
                                                     2000           1999         (Decrease)       Change
                                                  ----------     ----------      ---------       ---------
     Local services                               $    345.4     $    330.5     $     14.9               5%
     Network access services                           299.2          304.2           (5.0)             (2)%
     Other services and sales                          125.4          132.4           (7.0)             (5)%
                                                  ----------     ----------      ---------
       Total revenues and sales                   $    770.0     $    767.1     $      2.9              --
                                                  ==========     ==========      =========

Local Services Revenues

Access line growth was 5% for the first quarter of 2000, which generated additional revenues of $12.4 million from basic local services, CentraNet(R) services, and Integrated Services Digital Network and Digital Channel Services. The Company also continued to see growth in demand for enhanced custom calling features, such as SmartCall(R), resulting in a $6.9 million increase in revenues for the first quarter of 2000. Partially offsetting these increases was the impact of price reductions in Ohio effective in May 1999, which reduced revenues by $3.7 million. In addition, revenues from operator services were $1.3 million lower in the first quarter of 2000.

Network Access Services Revenues

Minutes of use increased 6% generating additional revenues of $8.0 million for the first quarter of 2000 when compared to the first quarter of 1999. Offsetting the increase is a decrease of $18.6 million, reflecting the impact of mandated interstate and intrastate access price changes.

Other Services and Sales Revenues

The first quarter decrease in other services and sales revenues primarily reflects the impact of a change in GTE's method of recognizing directory publishing revenues, which lowered revenues by $11.5 million (see "OTHER DEVELOPMENTS - Directory Publishing Revenues" for additional information). This decrease was partially offset by increases in nonregulated service revenues and equipment sales of $2.9 million.

OPERATING COSTS AND EXPENSES

(Dollars in Millions)                                 Three Months Ended
                                                           March 31,
                                                  -------------------------       Increase        Percent
                                                     2000           1999         (Decrease)       Change
                                                  ----------     ----------      ---------       ---------
     Cost of services and sales                   $    221.4     $    256.0     $    (34.6)            (14)%
     Selling, general and administrative                85.9          127.4          (41.5)            (33)%
     Depreciation and amortization                     140.5          132.8            7.7               6%
                                                  ----------     ----------      ---------
       Total operating costs and expenses         $    447.8     $    516.2     $    (68.4)            (13)%
                                                  ==========     ==========      =========

                      GTE NORTH INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)


Operating costs and expenses decreased $68.4 million, or 13%, in the first quarter of 2000 compared to the same quarter of 1999. In general, the favorable settlement of pension obligations was partially offset by higher costs associated with customer and access line growth and sales growth and support costs for new initiatives. The decrease is driven by the recognition of a pretax gain of $58.8 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A one-time special charge of $27.0 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease in costs for the first quarter of 2000 compared to the same period in 1999. Partially offsetting the decreases is an increase in access charges of $5.4 million due to increased competitive local exchange carrier (CLEC) activities. The decreases are further offset by increased costs associated with customer and access line growth and costs for new initiatives, such as digital subscriber line (DSL) service. The increase in depreciation and amortization reflects the continuing investment in the network to support the access line growth from higher demand by Internet service providers and additional customer lines.

OTHER INCOME STATEMENT ITEMS

Interest - net decreased $7.2 million or 18% for the quarter ended March 31, 2000, compared to the same period in 1999, primarily due to lower average short-term debt levels.

Income tax expense increased $30.3 million or 38% for the three months ended March 31, 2000, primarily due to a corresponding increase in pretax income.

INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven

                      GTE NORTH INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)


state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.

INTRASTATE REGULATORY DEVELOPMENTS

Illinois

In March 2000, the Illinois Commerce Commission issued its final order on access charge reform and explicit subsidies and ordered the Company to lower all access rate elements priced above cost, based on cost studies that are to be filed within 30 days of the order.

The Company was also ordered to flow through access charge reductions to end-users via toll reductions and was not afforded any revenue increase to offset the access rate reductions. All issues regarding state high-cost funds were deferred to a new proceeding and rate rebalancing issues were deferred to individual company pricing proceedings.

Indiana

In December 1996, the Indiana Utility Regulatory Commission (IURC) issued an arbitration order to identify the discount rate on local services resold from the Company to AT&T Corp. The interim proxy wholesale discount rate was set at 17%. A final order was issued in October 1999 requiring the Company to set its wholesale discount rate at 22.3% for customers who do not require operator services and 19.58% for customers who do require operator services. In addition, the Company was ordered to refund any differences from the interim discount rate of 17% and the newly established discount rates to CLECs within ninety days. An order was issued in January 2000, requiring certain changes to the Company's cost studies and the submission of a deaveraging proposal. The Company filed the revised cost studies in February 2000 and a final order is expected in the second quarter of 2000.

Pennsylvania

In June 1999, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge (ALJ) issued a decision recommending rejection of the Company's petition for a Simplified Ratemaking Plan and Network Modernization Plan, and ordered the Company to file new plans within six months. While the ALJ accepted the Company's proposed deregulation of billing and collection and directory advertising, he rejected the Company's main proposals for rate base/rate-of-return continuation and the trigger points for the Company's network modernization deployment. The ALJ also rejected the Company's proposed shortened time frames in favor of the longer statutory period. The Company filed exceptions to the ALJ's decision in July 1999. In August 1999, the PPUC rejected the Company's petition and ordered the Company to file another petition and a new plan within six months of the September 1999 entry date of the order. In February 2000, the Company petitioned for a deadline extension until after the GTE-Bell Atlantic merger consummation, but no later than October 31, 2000; and the PPUC granted the Company's request. A key issue in the Company's new filing will be defining the extent of its obligation to provide advanced services in the post-merger environment.

In September 1999, the PPUC issued its final order in the Global Settlement proceeding, which resulted in rebalanced rates. This proceeding was intended to open the state's local phone market to competition and resolve a number of outstanding dockets. The Company filed an appeal of the Global Settlement order in Commonwealth Court (Court) in October 1999, citing violation of its due process rights. The PPUC conducted settlement negotiations in December 1999 and January 2000 to try to settle the outstanding court appeals. A settlement agreement was reached in January 2000; however, the Court refused to grant jurisdiction to the PPUC so it could vote on the settlement. Instead, the Court established a hearing date of May 17, 2000.

                      GTE NORTH INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)

Michigan

In February 2000, AT&T Communications of Michigan, Inc. filed a complaint against the Company, alleging that its access rates are excessive and unreasonably discriminatory and must be reduced to a level consistent with the Company's rates for interconnection services. AT&T also requested that certain rate elements be eliminated. In March 2000, the Company filed its response to AT&T's complaint and also filed a motion to dismiss the complaint. The motion was denied. The Company subsequently filed an Application for Leave to Appeal and Brief on March 31, 2000. The ruling on the appeal is pending. A final order is anticipated in August 2000.

OTHER DEVELOPMENTS

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

Net Assets Held for Sale

During 1999, the Company entered into agreements to sell approximately 100,000 switched access lines located in Illinois to Citizens Utilities Company, approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC. and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Illinois and Wisconsin. All sales are subject to regulatory approval and are expected to close in 2000. The associated net assets, which approximate $182.1 million and $211.8 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $6.9 million and $7.5 million for the three months ended March 31, 2000 and 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 5% of the switched access lines that the Company had in service at the end of 1999 and contributed approximately 4% to 1999 consolidated revenues and approximately 5% of consolidated operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE

                      GTE NORTH INCORPORATED AND SUBSIDIARY

              (Abbreviated pursuant to General Instruction H(2).)

Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $11.5 million and $10.1 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $69.2 million and $59.7 million, respectively, compared to 1999. The change in methodology does not apply to directory publishing activity for Illinois and Pennsylvania, which will remain on the current method consistent with the regulatory requirements in those states.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

                      GTE NORTH INCORPORATED AND SUBSIDIARY


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K.

          10 Material Contracts -- Letter Agreement between GTE Service Corporation and John Appel

          12 Statement re: Calculation of the Consolidated Ratio of Earnings to Fixed Charges

          27   Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE North Incorporated
                                         ---------------------------------------
                                                      (Registrant)

Date:     May 12, 2000                            /s/ Stephen L. Shore
      --------------------               ---------------------------------------
                                                     Stephen L. Shore
                                                         Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
      Number                           Description
     -------                           -----------

        10          Material Contracts -- Letter Agreement between GTE Service
                    Corporation and John Appel

        12          Statement re: Calculation of the Consolidated Ratio of
                    Earnings to Fixed Charges

        27          Financial Data Schedule