Form 10-Q
period 2000-06-30
GTE NORTH INC
filed 2000-08-14
CIK 40867

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

                  For the quarterly period ended: June 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File Number 0-1210

                               VERIZON NORTH INC.
                      (Former Name: GTE North Incorporated)

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

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES    [X]     NO    [ ]

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              VERIZON NORTH INC.
             Condensed Consolidated Statements of Income (Unaudited)


                                                         Three Months Ended             Six Months Ended
                                                              June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
                                                                       (Dollars in Millions)
REVENUES AND SALES
     Local services                               $      385.6    $      356.2    $      756.2    $      707.9
     Network access services                             316.1           304.6           617.3           612.5
     Other services and sales                            105.9           134.6           204.1           242.1
                                                  ------------    ------------    ------------    ------------
        Total revenues and sales                         807.6           795.4         1,577.6         1,562.5
                                                  ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
     Operations and support                              315.1           360.6           622.4           744.1
     Depreciation and amortization                       136.8           124.4           273.0           254.8
                                                  ------------    ------------    ------------    ------------
        Total operating costs and expenses               451.9           485.0           895.4           998.9
                                                  ------------    ------------    ------------    ------------

OPERATING INCOME                                         355.7           310.4           682.2           563.6

OTHER EXPENSE
     Interest - net                                       33.4            38.7            66.9            79.3
                                                  ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                               322.3           271.7           615.3           484.3
     Income taxes                                        130.3           102.9           241.9           183.4
                                                  ------------    ------------    ------------    ------------

NET INCOME                                        $      192.0    $      168.8    $      373.4    $      300.9
                                                  ============    ============    ============    ============




The accompanying notes are an integral part of these statements.

                              VERIZON NORTH INC.
                Condensed Consolidated Balance Sheets (Unaudited)


                                                         June 30,       December 31,
                                                           2000            1999
                                                       ------------     ------------
                                                           (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                          $        0.6     $        1.1
    Receivables, less allowances of
       $45.1 million and $43.3 million                        516.6            564.3
    Accounts receivable from affiliates                       103.4             87.1
    Net assets held for sale                                  192.2            211.8
    Inventories and supplies                                   51.1             42.8
    Deferred income tax benefits                               49.0             39.0
    Prepayments and other                                      63.3             61.4
                                                       ------------     ------------
       Total current assets                                   976.2          1,007.5
                                                       ------------     ------------

Property, plant and equipment, at cost                      9,886.3          9,719.2
Accumulated depreciation                                   (6,596.9)        (6,508.2)
                                                       ------------     ------------
       Total property, plant and equipment, net             3,289.4          3,211.0
                                                       ------------     ------------

Prepaid pension costs                                       1,511.9          1,238.7
Other assets                                                   22.1             13.3
                                                       ------------     ------------
Total assets                                           $    5,799.6     $    5,470.5
                                                       ============     ============




The accompanying notes are an integral part of these statements.

                              VERIZON NORTH INC.
          Condensed Consolidated Balance Sheets (Unaudited) - Continued


                                                                 June 30,       December 31,
                                                                   2000            1999
                                                               ------------     ------------
                                                                   (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                       $        1.5     $        2.3
    Notes payable to affiliate                                           --            281.4
    Accounts payable                                                  153.2             10.4
    Affiliate payables                                                153.8            143.3
    Advanced billings and customer deposits                            82.8             80.1
    Taxes payable                                                     238.8            126.1
    Accrued payroll costs                                             132.3            146.0
    Dividends payable                                                 122.9              6.0
    Other                                                              98.0             67.4
                                                               ------------     ------------
       Total current liabilities                                      983.3            863.0
                                                               ------------     ------------

Long-term debt                                                      1,745.2          1,774.3
Deferred income taxes                                                 645.0            572.1
Employee benefit plans and other                                      438.0            421.3
                                                               ------------     ------------
       Total liabilities                                            3,811.5          3,630.7
                                                               ------------     ------------

Preferred stock, subject to mandatory redemption                         --              1.2
                                                               ------------     ------------

Shareholders' equity
    Preferred stock                                                      --             15.2
    Common stock (978,351 shares issued)                              978.3            978.3
    Additional paid-in capital                                      1,009.8             63.5
    Retained earnings                                                    --            781.6
                                                               ------------     ------------
       Total shareholders' equity                                   1,988.1          1,838.6
                                                               ------------     ------------

Total liabilities and shareholders' equity                     $    5,799.6     $    5,470.5
                                                               ============     ============




The accompanying notes are an integral part of these statements.

                              VERIZON NORTH INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
                                                               (Dollars in Millions)
OPERATIONS
       Net cash from operations                           $      796.0     $      705.2
                                                          ------------     ------------
INVESTING
    Capital expenditures                                        (348.9)          (331.2)
    Other - net                                                    0.5               --
                                                          ------------     ------------
       Net cash used in investing                               (348.4)          (331.2)
                                                          ------------     ------------
FINANCING
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement               (47.3)          (200.1)
    Dividends                                                    (93.4)          (254.5)
    Net change in affiliate notes                               (307.4)            80.1
                                                          ------------     ------------
       Net cash used in financing                               (448.1)          (374.5)
                                                          ------------     ------------

Decrease in cash and cash equivalents                             (0.5)            (0.5)

Cash and cash equivalents:
    Beginning of period                                            1.1              0.9
                                                          ------------     ------------
    End of period                                         $        0.6     $        0.4
                                                          ============     ============




The accompanying notes are an integral part of these statements.

                              VERIZON NORTH INC.
           Consolidated Statement of Shareholders' Equity (Unaudited)


                                                                               Additional
                                                Preferred        Common         Paid-In        Retained
                                                  Stock          Stock          Capital         Earnings           Total
                                              ------------    ------------    ------------    -------------    -------------
                                                                 (Dollars in Millions)
Shareholders' equity, December 31, 1999        $      15.2    $      978.3    $       63.5    $       781.6    $     1,838.6

Net income                                                                                            373.4            373.4
Dividends declared                                                                                   (210.2)          (210.2)
Redemption of preferred stock                        (15.2)                                            (0.5)           (15.7)
Tax benefit from exercise of stock options                                             2.0                               2.0
Capital contributions from Parent                                                    944.3                             944.3
Dividend paid to Parent                                                                              (944.3)          (944.3)
                                               ------------   ------------    ------------    -------------    -------------
Shareholders' equity, June 30, 2000            $         --   $      978.3    $    1,009.8    $          --    $     1,988.1
                                               ============   ============    ============    =============    =============




The accompanying notes are an integral part of these statements.

                              VERIZON NORTH INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Verizon North Inc. (the Company), formerly GTE North Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $79.5 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $8.6 million for each of the six month periods ended June 30, 2000 and 1999.


NOTE 3.  DIVIDEND

On July 30, 2000, the Company declared and paid a dividend in the amount of $122.9 million to Verizon Communications.

Prior to the closing of the GTE merger with Bell Atlantic, dividends that equaled the retained earnings balance reflected on the Company's financial statements were declared and paid to GTE. Upon the payment of these dividends, a capital contribution in the same amount was made by GTE to the Company.

                              VERIZON NORTH INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


NOTE 4.  NET ASSETS HELD FOR SALE

During 1999, the Company entered into agreements to sell approximately 100,000 switched access lines located in Illinois to Citizens Utilities Company, approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC. and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Illinois and Wisconsin. All sales are contingent upon final agreements and regulatory approval and are expected to close in 2000. The associated net assets, which approximate $192.2 million and $211.8 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $6.5 million and $13.4 million for the three and six months ended June 30, 2000 and $7.5 million and $15.0 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 5% of the switched access lines that the Company had in service at the end of 1999 and contributed approximately 4% to 1999 consolidated revenues and approximately 5% to consolidated operating income.

NOTE 5.  DEBT

In March 2000, the Company retired $30.0 million of promissory notes with GTE Finance Corporation prior to stated maturity.

NOTE 6.  PREFERRED STOCK AND PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

In March 2000, the Company redeemed all 292,331 outstanding shares of preferred stock and paid premiums of $0.9 million pretax on the early redemption.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

                              VERIZON NORTH INC.
  Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued


The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

NOTE 8.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $31.4 million and $27.1 million, respectively, compared to the first half of 1999. The change in methodology does not apply to directory publishing activity for Illinois, which will remain on the current method consistent with the regulatory requirements in this state.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of the Company.

Federal and state regulatory conditions to the merger include certain commitments to, among other things promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting those commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                              VERIZON NORTH INC.

Item 2.      Management's Discussion and Analysis of Results of Operations
            (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income increased $72.5 million, or 24%, for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to higher local services revenues and lower operations and support expenses, partially offset a corresponding increase in income taxes.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services) an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Six Months Ended June 30,                         2000               1999
-------------------------------------------------------------------------------
Revenues and Sales
  Regulatory Contingency                    $          5.2    $           --
                                            ----------------- -----------------

Operations and Support Expenses
  Bell Atlantic-GTE merger costs                      79.5                --
  Conforming accounting adjustments                   (8.6)             (8.6)
  Other charges and special items                      4.5                --
                                            ----------------- -----------------
                                                      75.4              (8.6)
                                            ----------------- -----------------

Interest Expense                                       0.4                --
                                            ----------------- -----------------
Total                                       $         81.0    $         (8.6)
                                            ================= =================

What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 include merger-related pre-tax costs totaling approximately $79.5 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's balance sheets as a component of "Employee benefit plans and other."

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $8.6 million for each of the six month periods ended June 30, 2000 and 1999.

Regulatory Contingency

In the second quarter of 2000, the Company recognized a charge for a regulatory matter totaling $5.6 million. The Company recorded a reduction to operating revenue in the amount of $5.2 million and a charge to interest expense of $0.4 million. This matter relates to a specific issue currently under investigation by federal regulatory commissions. The Company believes that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Charges and Special Items

In the second quarter of 2000, the Company recorded other charges and special items totaling approximately $4.5 million pre-tax in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included the write-off of duplicate assets and other miscellaneous items.


REVENUES AND SALES
(Dollars in Millions)                   Six Months Ended
                                            June 30,
                                   -------------------------     Increase       Percent
                                      2000           1999       (Decrease)      Change
                                   ----------     ----------    ----------    ----------
Local services                     $    756.2     $    707.9    $     48.3            7%
Network access services                 617.3          612.5           4.8            1%
Other services and sales                204.1          242.1         (38.0)         (16)%
                                   ----------     ----------    ----------
   Total revenues and sales        $  1,577.6     $  1,562.5    $     15.1            1%
                                   ==========     ==========    ==========

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. Access lines increased 4%, which generated additional revenues of $28.8 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services for the six months ended June 30, 2000. The Company also continued to see growth in demand for enhanced custom calling features, such as SmartCall(R), resulting in $15.9 million of additional revenues. In addition, maintenance and service revenues generated $6.0 million in revenue growth. Partially offsetting these increases was the impact of price reductions effective May 1999 in Ohio that reduced revenues for the first half of 2000 by $5.0 million.

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. Minutes of use increased 5% generating additional revenues of $14.3 million for the six months ending June 30, 2000 when compared to the same period of 1999. Special access revenues grew by $28.8 million as a result of greater demand for increased bandwidth services by high-capacity users. Partially offsetting these increases was a decrease of $39.1 million, reflecting the impact of mandated interstate and intrastate access price changes. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency associated with a regulatory matter. (See "Results of Operations").

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Other Services and Sales Revenues

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (intraLATA). The decrease in other services and sales revenues for the six-month period ended June 30, 2000, compared to the same period in 1999 was primarily the result of the impact of a change in the recognition of directory publishing revenues resulting in a decrease of $31.4 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                                Six Months Ended
                                                         June 30,
                                                -------------------------     Increase       Percent
                                                    2000         1999        (Decrease)      Change
                                                -----------  ------------   ------------   -----------
Operations and support                          $     622.4  $      744.1   $     (121.7)        (16)%
Depreciation and amortization                         273.0         254.8           18.2           7%
                                                -----------  ------------   ------------
   Total operating costs and expenses           $     895.4  $      998.9   $     (103.5)        (10)%
                                                ===========  ============   ============

Operations and support expenses, representing employee costs and other operating expenses, decreased $121.7 million, or 16%, for the six months ended June 2000, compared to the same period in 1999. The decrease is primarily driven by the recognition of a pretax gain of $178.6 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge of $27.0 million in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease. Further cost decreases of $9.6 million were the result of reduced billings from an affiliate for customer information pages included in the Company's White Pages directories. Partially offsetting the decreases is an increase in access charges of $19.4 million due to increased competitive local exchange carrier (CLEC) activities. Further offsetting the decrease was a second quarter 2000 special charge of $84.0 million primarily for severance and direct incremental merger-related costs (see "RESULTS OF OPERATIONS").

The increase in depreciation and amortization expense in the first six months of 2000 compared to the same period in 1999 reflects continuing investment in the network to support access line growth resulting from higher demand by Internet Service Providers and additional customer lines. Partially offsetting the increase in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (See "Results of Operations").


OTHER INCOME STATEMENT ITEMS

Interest-net decreased 16% or $12.4 million for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to lower average debt levels.

Income tax expense increased 32% or $58.5 million for the six months ended June 30, 2000 primarily due to an increase in pretax income.

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Both Bell Atlantic Corporation and GTE Corporation had been part of the industry group that had originally made the proposal for this five year plan to the FCC. Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

INTRASTATE REGULATORY DEVELOPMENTS

Illinois

In March 2000, the Illinois Commerce Commission issued its final order on access charge reform and explicit subsidies and ordered the Company to lower access rate element prices based on cost studies that were filed in the second quarter of 2000.

Indiana

An order was issued by the Indiana Utility Regulatory Commission in January 2000, requiring certain changes to the Company's cost studies and the submission of an unbundled network element deaveraging proposal. The Company filed the revised cost studies in February 2000 and a final order is expected in the third quarter of 2000.

Pennsylvania

In June 1999, the Pennsylvania Public Utility Commission's (PPUC's) Administrative Law Judge issued a decision recommending rejection of the Company's petition for a Simplified Ratemaking Plan and Network Modernization Plan, and ordered the Company to file new plans within six months. The PPUC extended this date to no later than October 31, 2000.

In September 1999, the PPUC issued its final order in the Global Settlement proceeding. The Company filed an appeal of the Global Settlement order in Commonwealth Court (Court) in October 1999. Oral arguments were heard at a hearing in May 2000 and a decision from the Court is pending.

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Michigan

In January 1999, the Company filed the Integrated Cost Model for the Michigan Public Service Commission's (MPSC's) current biennial cost filing which was adopted by the MPSC with certain modifications. As a result, the Company filed compliance cost studies in June and July 2000. The new UNE, collocation and resale tariffs will be filed in August 2000.

In February 2000, AT&T Communications of Michigan, Inc. (AT&T) filed a complaint against the Company alleging that its access rates are excessive and unreasonably discriminatory and must be reduced to a level consistent with the Company's rates for interconnection services. AT&T also requested that certain rate elements be eliminated. In March 2000, the Company filed its response and Motion to Dismiss the complaint. The motion was denied and the Company subsequently filed an Application for Leave to Appeal and Brief on March 31, 2000. The ruling on the appeal is pending. The Administrative Law Judge issued a Proposal for Decision in July 2000 recommending that the complaint be dismissed. A final order from the MPSC will be issued on September 14, 2000.

In July 2000, Governor Engler signed into law a new telecommunications act that unilaterally reduced the Company's intrastate Subscriber Line Charge, changed local calling scopes thus reducing revenues and increasing expenses and capping local rates at May 1, 2000 levels. The MPSC has instituted three proceedings seeking comments on implementation of the new act. The Company has sought temporary relief regarding this bill and has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction with the United States District Court for the Eastern District of Michigan, Southern Division.


OTHER DEVELOPMENTS

Net Assets Held for Sale

During 1999, the Company entered into agreements to sell approximately 100,000 switched access lines located in Illinois to Citizens Utilities Company, approximately 61,000 switched access lines located in Wisconsin to Telephone USA of Wisconsin, LLC. and approximately 65,000 switched access lines located in Wisconsin to CenturyTel, Inc. These agreements consummate the Company's previously announced 1998 plan to sell selected access lines located in Illinois and Wisconsin. All sales are contingent upon final agreements and regulatory approval and are expected to close in 2000. The associated net assets, which approximate $192.2 million and $211.8 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Net assets held for sale" in the consolidated balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $6.5 million and $13.4 million for the three and six months ended June 30, 2000 and $7.5 million and $15.0 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreements represent approximately 5% of the switched access lines that the Company had in service at the end of 1999 and contributed approximately 4% to 1999 consolidated revenues and approximately 5% to consolidated operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-

                              VERIZON NORTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the six months ended June 30, 2000 decreased $31.4 million and $27.1 million, respectively, compared to the first half of 1999. The change in methodology does not apply to directory publishing activity for Illinois, which will remain on the current method consistent with the regulatory requirements in this state.


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

PART II.  OTHER INFORMATION

                              VERIZON NORTH INC.


Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

             3.1 Articles of Incorporation and amendments (Exhibit 3.1 to the 1986 and 1987 Form 10-K's, respectively, incorporated herein by reference)

             3.3 Amended Articles of Incorporation of Verizon North Inc., filed with the Secretary of the State of Wisconsin on June 30, 2000

             27     Financial Data Schedule

     (b)   The Company filed a report on Form 8-K dated June 30, 2000 under
           Item 1, "Changes in Control of Registrant."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  VERIZON NORTH INC.
                                                  -----------------------
                                                      (Registrant)


Date:    August 14, 2000                             /s/ Edwin F. Hall
      ---------------------                       -----------------------
                                                         Edwin F. Hall
                                                         Controller
                                               (Principal Accounting Officer)





UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX


      Exhibit
      Number                           Description
      -------                          -----------

       3.3 Amended Articles of Incorporation of Verizon North Inc., filed with the Secretary of the State of Wisconsin on June 30, 2000

        27           Financial Data Schedule