Form 10-Q
period 2002-06-30
VERIZON NORTH INC
filed 2002-08-14
CIK 40867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                               Verizon North Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME


                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                    ----------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                           2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $86.2, $51.9, $163.3 and $90.2 from affiliates)            $777.8         $756.0        $1,534.1        $1,510.5
                                                                    ----------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $105.1, $94.1, $201.7 and
    $168.1 to affiliates)                                                  384.6          309.4           681.0           631.6
Depreciation and amortization                                              160.9          142.1           321.4           280.2
                                                                    ----------------------------------------------------------------
                                                                           545.5          451.5         1,002.4           911.8
                                                                    ----------------------------------------------------------------

OPERATING INCOME                                                           232.3          304.5           531.7           598.7

OTHER EXPENSE, NET
    (including $.9, $2.1, $1.8 and $2.6 to affiliates)                        .5            2.1              .3             2.6

INTEREST EXPENSE
    (including $.8, $3.4, $2.3 and $5.0 to affiliate)                       25.6           33.8            52.4            64.9
                                                                    ----------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   206.2          268.6           479.0           531.2

PROVISION FOR INCOME TAXES                                                  93.2          102.8           196.3           202.6
                                                                    ----------------------------------------------------------------
NET INCOME                                                                $113.0         $165.8        $  282.7        $  328.6
                                                                    ================================================================

                  See Notes to Condensed Financial Statements.

                               Verizon North Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


(Dollars in Millions)                                                                      June 30, 2002       December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                           $      .5               $     2.0
Short-term investments                                                                              33.0                    95.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $77.7 and $48.5                       442.8                   511.3
    Affiliates                                                                                     250.4                   145.4
Material and supplies                                                                               52.0                    44.6
Prepaid expenses                                                                                    44.4                    31.1
Deferred income taxes                                                                               55.8                    46.0
Other                                                                                               60.7                    62.9
                                                                                          -----------------------------------------
                                                                                                   939.6                   938.3
                                                                                          -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   10,774.1                10,588.0
Less accumulated depreciation                                                                    7,222.5                 7,034.5
                                                                                          -----------------------------------------
                                                                                                 3,551.6                 3,553.5
                                                                                          -----------------------------------------

PREPAID PENSION ASSET                                                                            1,895.9                 1,813.5
                                                                                          -----------------------------------------

OTHER ASSETS                                                                                       542.6                   138.5
                                                                                          -----------------------------------------

TOTAL ASSETS                                                                                   $ 6,929.7               $ 6,443.8
                                                                                          =========================================


                  See Notes to Condensed Financial Statements.

                               Verizon North Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions, Except Per Share Amount)                                  June 30, 2002        December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate                                                          $  173.8                 $  244.8
  Other                                                                                    --                       .2
Accounts payable and accrued liabilities:
  Affiliates                                                                            273.2                    150.6
  Other                                                                                 499.4                    417.2
Other liabilities                                                                       279.6                    261.4
                                                                               ------------------------------------------
                                                                                      1,226.0                  1,074.2
                                                                               ------------------------------------------

LONG-TERM DEBT                                                                        1,498.2                  1,497.5
                                                                               ------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                            510.1                    510.1
                                                                               ------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                 1,087.1                    893.9
Unamortized investment tax credits                                                         .3                       .5
Other                                                                                   135.8                    161.8
                                                                               ------------------------------------------
                                                                                      1,223.2                  1,056.2
                                                                               ------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock $1,000 -  stated value per share                                           978.3                    978.3
  Authorized shares: 2,200,000
  Outstanding shares: 978,350
Contributed capital                                                                   1,034.5                  1,027.8
Reinvested earnings                                                                     459.4                    299.7
                                                                               ------------------------------------------
                                                                                      2,472.2                  2,305.8
                                                                               ------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                        $6,929.7                 $6,443.8
                                                                               ==========================================


                  See Notes to Condensed Financial Statements.

                               Verizon North Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended June 30,
                                                                           -----------------------------------
(Dollars in Millions) (Unaudited)                                                  2002               2001
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 871.3            $ 595.2
                                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                               62.0               32.2
Capital expenditures                                                             (267.4)            (352.7)
Change in notes receivable from affiliate                                            --              (26.3)
Investment in unconsolidated business                                              (6.6)                --
Purchase of non-network software from affiliate                                  (470.3)                --
Other, net                                                                         (2.7)               5.0
                                                                           -----------------------------------
Net cash used in investing activities                                            (685.0)            (341.8)
                                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                   (.4)                --
Change in note payable to affiliate                                               (71.0)             (49.0)
Dividends paid                                                                   (123.0)            (205.0)
Capital contribution from parent                                                    6.6                 --
                                                                           -----------------------------------
Net cash used in financing activities                                            (187.8)            (254.0)
                                                                           -----------------------------------

NET CHANGE IN CASH                                                                 (1.5)               (.6)

CASH, BEGINNING OF PERIOD                                                           2.0                6.1
                                                                           -----------------------------------

CASH, END OF PERIOD                                                             $    .5            $   5.5
                                                                           ===================================


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

      Our other intangible assets consist of non-network software as follows:


                                                                     As of June 30, 2002           As of December 31, 2001
                                                       ----------------------------------------------------------------------
                                                          Gross Carrying     Accumulated    Gross Carrying     Accumulated
(Dollars in Millions)                                             Amount    Amortization            Amount    Amortization
-----------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                               $486.8           $86.6             $10.3             $.7


      Intangible assets amortization expense was $17.8 million for the three months ended June 30, 2002 and $28.9 million for the six months ended June 30, 2002. It is estimated to be $37.3 million for the remainder of 2002, $73.3 million in 2003, $73.2 million in 2004, $68.0 million in 2005 and $66.2 million in 2006, related to our non-network software. The amounts as of June 30, 2002 include the transfer of assets from an affiliate of $470.3 million of gross carrying amount and $57.0 million of accumulated amortization.

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

                               Verizon North Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $14.0 million to GTE.

5.    Shareowner's Investment


                                                    Common          Contributed         Reinvested
(Dollars in Millions)                                Stock              Capital           Earnings
------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $978.3             $1,027.8            $ 299.7
Net income                                                                                   282.7
Dividends declared to GTE                                                                   (123.0)
Capital contributions from GTE                                              6.6
Other                                                                        .1
                                               -------------------------------------------------------
Balance at June 30, 2002                            $978.3             $1,034.5            $ 459.4
                                               =======================================================


      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

                               Verizon North Inc.

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

7.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred assets to us in the jurisdictions of Michigan, Ohio, and Wisconsin. Ventures III transferred advanced data assets back to us with an aggregate net book value of $9.7 million in Illinois, Indiana and Pennsylvania on January 1, 2002, February 1, 2002, and April 1, 2002, respectively, after required state regulatory approvals were obtained. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

      In connection with this reintegration, we received capital contributions from our parent aggregating $6.6 million in the first half of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

8.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $48.9 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

      During the fourth quarter of 2001, we recorded a charge of $8.6 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $15.0 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 310 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $9.1 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $21.7 million driven by our financial statement exposure of WorldCom Inc.

9.    Change in State Income Tax Law

      On June 28, 2002, the State of Indiana enacted a law that repealed the supplemental net income tax and increased the adjusted gross income tax on corporations from 3.4% to 8.5% effective January 1, 2003. As required under SFAS No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes generated an approximate $15 million state income tax expense (net of federal income tax benefit), which is reflected in the income tax provision for the period ended June 30, 2002.

                               Verizon North Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $282.7 million for the six month period ended June 30, 2002, compared to net income of $328.6 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $15.0 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $21.7 million driven by our financial statement exposure of WorldCom Inc.

Verizon Ventures III

      During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc.(Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. In the fourth quarter of 2001 and the first and second quarters of 2002, after required state regulatory approvals were obtained, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See Note 7 to the Condensed Financial Statements.)

      This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses and Other expense, net, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)



                                                  Six Months Ended June 30,
                                            ----------------------------------
                                                   2002                2001
  ------------------------------------------------------------------------------
Local services                                 $  754.6            $  748.0
Network access services                           547.3               584.9
Long distance services                             47.2                61.2
Other services                                    185.0               116.4
                                            ----------------------------------
Total                                          $1,534.1            $1,510.5
                                            ==================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                               Verizon North Inc.

LOCAL SERVICES

      2002 - 2001                                                Increase
--------------------------------------------------------------------------------
      Six Months                                            $6.6           .9%
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

      Local service revenues increased in the first six months of 2002 primarily due to higher customer demand and usage of our value-added services, primarily as the result of new packaging of these services. The expansion of our customers' local calling areas also contributed to the increase in local service revenues during the six months ended June 30, 2002.

      These increases were substantially offset by lower billings to CLECs for interconnection of their network with our network and the purchase of UNEs. In addition, the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 0.7% from June 30, 2001, also offset the increase in local service revenues. These decreases primarily reflect the impact of the economic slowdown, technology substitution and competition.

NETWORK ACCESS SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(37.6)       (6.4)%
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

       Network access service revenue declined in the first six months of 2002 primarily due to mandated price reductions on intrastate and interstate access services. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs. These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and by the reintegration of Ventures III.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(14.0)      (22.9)%
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

       Long distance service revenues declined in the first six months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy. The expansion of our customers' local calling areas also contributed to the decline in long distance service revenue growth, as described above.

                               Verizon North Inc.

OTHER SERVICES

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $68.6        58.9%
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

       Other service revenues increased in the first six months of 2002 primarily due to an increase in rental revenues from affiliates for non-network software. This increase was partially offset by lower revenues from CPE sales and a decrease in sales and services to affiliates.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $49.4         7.8%
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

      The increase in operations and support expenses was primarily attributable to higher centralized services expenses allocated to us by Verizon Services. An increase in the provision for uncollectible accounts receivable, employee severance costs recorded in the second quarter of 2002 and the reintegration of Ventures III also contributed to the increase in operations and support expenses. The effect of declining workforce levels, as well as effective cost control measures partially offset the increase in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $41.2        14.7%
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

      Depreciation and amortization expense increased in the first six months of 2002 primarily due to increased software amortization costs and growth in depreciable telephone plant. These increases were partially offset by the effect of lower rates of depreciation.

                               Verizon North Inc.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER EXPENSE, NET

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(2.3)      (88.5)%
--------------------------------------------------------------------------------

      Other expense, net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III in the fourth quarter of 2001 and the first and second quarters of 2002, we no longer recognize equity income (losses) from this investment.

      The decrease in other expense, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter and lower equity losses from our investment in Ventures III in the first six months of 2002, over the same period in 2001.

INTEREST EXPENSE

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(12.5)      (19.3)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily due to the effect of lower levels of long-term debt and lower interest rates on short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      41.0%
--------------------------------------------------------------------------------
      2001                                                      38.1%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes. Our effective income tax rate was higher for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to an increase in the effective income tax rate for state income taxes, as described below. This increase was partially offset by a decrease in non-recurring income tax expense.

      On June 28, 2002, the State of Indiana enacted a law that repealed the supplemental net income tax and increased the adjusted gross income tax on corporations from 3.4% to 8.5% effective January 1, 2003. As required under SFAS No. 109, "Accounting for Income Taxes," the effect of this tax law change on deferred tax assets/liabilities must be included in income from continuing operations for the period that includes the enactment date. This one-time adjustment of deferred income taxes generated an approximate $15 million state income tax expense (net of federal income tax benefit), which is reflected in the income tax provision for the period ended June 30, 2002.

                               Verizon North Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                               Verizon North Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

               Exhibit
               Number
               ------

                3.1 Amended and Restated Articles of Incorporation of Verizon North Inc.

                3.2     Amended and Restated Bylaws of Verizon North Inc.

                 12     Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                               Verizon North Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Verizon North Inc.




Date:  August 14, 2002                       By /s/ Edwin F. Hall
                                                ------------------------------
                                                    Edwin F. Hall
                                                    Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX

               Exhibit
               Number
               -------
                3.1     Amended and Restated Articles of Incorporation of
                        Verizon North Inc.

                3.2     Amended and Restated Bylaws of Verizon North Inc.

                 12     Computation of Ratio of Earnings to Fixed Charges.