Form 10-Q
period 2003-06-30
VERIZON NORTH INC
filed 2003-08-12
CIK 40867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-1210

VERIZON NORTH INC.

A Wisconsin Corporation	I.R.S. Employer Identification No. 35-1869961

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

Yes  ☐    No  ☒

Verizon North Inc.

Verizon North Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $141.8, $86.2, $260.7 and $163.3 from affiliates)	$831.5	$777.8	$1,631.0	$1,534.1

Operating Expenses (including $140.1, $114.3, $265.6 and $218.2 to affiliates)
Cost of services and sales (exclusive of items shown below)	192.6	187.9	369.3	345.6
Selling, general and administrative expense	187.6	196.7	349.5	335.4
Depreciation and amortization	198.5	160.9	393.4	321.4

Total Operating Expenses	578.7	545.5	1,112.2	1,002.4

Operating Income	252.8	232.3	518.8	531.7

Other income and (expense), net (including $1.7, $(.9), $4.8 and $(1.8) from affiliates)	1.7	(.5)	5.1	(.3)

Interest expense (including $3.3, $.8, $3.9 and $2.3 to affiliate)	27.8	25.6	54.1	52.4

Income before provision for income taxes and cumulative effect of change in accounting principle	226.7	206.2	469.8	479.0

Provision for income taxes	86.9	93.2	180.2	196.3

Income Before Cumulative Effect of Change in Accounting Principle	139.8	113.0	289.6	282.7

Cumulative effect of change in accounting principle, net of tax	—	—	169.1	—

Net Income	$139.8	$113.0	$458.7	$282.7

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Cash	$—	$.4
Short-term investments	33.1	96.0
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $79.9 and $82.3	407.6	435.0
Affiliates	149.5	388.5
Material and supplies	47.5	44.8
Prepaid expenses	33.7	21.9
Deferred income taxes	82.3	82.4
Other	63.9	66.0

	817.6	1,135.0

Plant, property and equipment	10,843.0	10,697.3
Less accumulated depreciation	7,071.2	7,158.8

	3,771.8	3,538.5

Intangible assets, net	986.2	535.9

Prepaid pension asset	2,037.5	1,969.1

Other assets	195.8	164.6

Total assets	$7,808.9	$7,343.1

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$416.4	$257.5
Other	250.0	—
Accounts payable and accrued liabilities:
Affiliates	171.9	350.9
Other	398.8	394.4
Other current liabilities	235.2	246.3

	1,472.3	1,249.1

Long-term debt	1,250.0	1,499.1

Employee benefit obligations	528.6	514.6

Deferred credits and other liabilities
Deferred income taxes	1,390.8	1,179.5
Other	115.7	140.1

	1,506.5	1,319.6

Shareowner’s investment
Common stock – one share, without par value	978.3	978.3
Contributed capital	1,034.7	1,034.6
Reinvested earnings	1,038.5	747.8

	3,051.5	2,760.7

Total liabilities and shareowner’s investment	$7,808.9	$7,343.1

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$732.9	$871.3

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software – $575.3 and $470.3 of non-network software from affiliates)	(787.1)	(740.3)
Net change in short-term investments	62.9	62.0
Investment in unconsolidated business	—	(6.6)
Other, net	.1	(.1)

Net cash used in investing activities	(724.1)	(685.0)

Cash Flows from Financing Activities
Principal repayments of capital lease obligations	—	(.4)
Change in note payable to affiliate	158.9	(71.0)
Dividends paid	(168.0)	(123.0)
Capital contribution from parent	—	6.6
Net change in outstanding checks drawn on controlled disbursement accounts	(.1)	—

Net cash used in financing activities	(9.2)	(187.8)

Net change in cash	(.4)	(1.5)

Cash, beginning of period	.4	2.0

Cash, end of period	$—	$.5

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$139.8	$113.0	$458.7	$282.7
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.4	—	.7	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(2.3)	(2.3)	(4.6)

Pro forma net income	$139.1	$110.7	$457.1	$278.1

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $273.9 million ($169.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

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

3.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $125.0 million to our parent, GTE.

4.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$978.3	$1,034.6	$747.8
Net income			458.7
Dividends declared			(168.0)
Other		.1

Balance at June 30, 2003	$978.3	$1,034.7	$1,038.5

Net income and comprehensive income were the same for the six months ended June 30, 2003 and 2002.

5.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $8.6 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $15.0 million and $8.1 million, respectively. As of June 30, 2003, approximately 1,020 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $32.9 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability

Verizon North Inc.

was increased by $14.1 million for special charges and the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $22.7 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

In addition, during the second quarter of 2003, we recorded a special charge of $.5 million in connection with pension and retirement benefit enhancements and we recorded a pension settlement loss of $1.0 million as lump-sum payments exceeded the threshold of service and interest costs. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

6.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon North Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations
(Abbreviated	pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $458.7 million for the six month period ended June 30, 2003, compared to net income of $282.7 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $273.9 million ($169.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $8.1 million and $15.0 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, during the second quarter of 2003, we recorded a special charge of $.5 million in connection with pension and retirement benefit enhancements and we recorded a pension settlement loss of $1.0 million as lump-sum payments exceeded the threshold of service and interest costs. Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

See Note 5 to the condensed financial statements for additional information

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

Verizon North Inc.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,

	2003	2002

Local services	$739.7	$754.6
Network access services	573.3	547.3
Long distance services	38.3	47.2
Other services	279.7	185.0

Total	$1,631.0	$1,534.1

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(14.9) (2.0)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 2.1% from a year ago.

NETWORK ACCESS SERVICES

2003-2002	Increase

Six Months	$26.0 4.8%

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

The increase in network access revenues in the first six months of 2003 was mainly attributable to the favorable effect of regulatory decisions in Michigan in 2002. Higher customer demand for data transport services (primarily special access services and DSL) also contributed to the increase in network access revenues. Special access revenue growth reflects continuing demand in the business market for high-capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services. These increases were partially offset by declines in switched minutes of use and switched access lines of 5.3% and 2.1%, respectively, from June 30, 2002, reflecting the impact of the soft economy and wireless substitution.

Verizon North Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Six Months	$(8.9) (18.9)%

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

Long distance service revenues declined in the first six months of 2003 primarily due to the effect of expanded local calling areas, as well as technology substitution and lower access line growth. These declines were partially offset by intrastate price increases in Michigan.

OTHER SERVICES

2003-2002	Increase

Six Months	$94.7 51.2%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). We have contractual arrangements with affiliates for the use of our non-network software and we earn revenues from affiliates for their usage of our non-network software based upon proportional cost allocation methodologies. Other service revenues also include fees paid by customers for nonpublication of telephone numbers, multiple white page listings and late payment of bills, and fees paid by affiliates for usage of our directory listings and the provision of sales agent services.

Other service revenues increased in the first six months of 2003 primarily due to higher rent revenues from affiliates for usage of our capitalized non-network software. This increase was slightly offset by lower revenues from CPE sales.

Verizon North Inc.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Six Months	$23.7	6.9%

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

The increase in cost of services and sales in the first six months of 2003 was mainly driven by lower net pension and other post-retirement benefit income and the impact of annual wage increases. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $13.7 million, compared to $33.3 million for the same period in 2002. These increases were partially offset by lower costs allocated from affiliates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	Increase

Six Months	$14.1	4.2%

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

The increase in SG&A expense in the first six months of 2003 was primarily driven by higher general and administrative costs allocated from affiliates. These increases were partially offset by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $21.7 million driven by our financial statement exposure to WorldCom.

DEPRECIATION AND AMORTIZATION

2003-2002	Increase

Six Months	$72.0	22.4%

Depreciation and amortization expense increased in the first six months of 2003 primarily due to the effect of increased software amortization costs. This increase was partially offset by the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

Verizon North Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Six Months Ended June 30,
	2003	2002	% Change

Interest income	$5.1	$ 1.7	nm
Equity loss	—	(2.0)	100.0%

Total	$5.1	$ (.3)	nm

nm – Not meaningful

The increase in other income and (expense), net was primarily attributable to an increase in interest income resulting from a higher average note receivable balance with an affiliate during the first six months of 2003.

INTEREST EXPENSE

	Six Months Ended June 30,
	2003	2002	% Change

Interest expense	$54.1	$52.4	3.2%
Capitalized interest costs	.5	.8	(37.5)

Total interest costs on debt balances	$54.6	$53.2	2.6

Debt outstanding	$1,916.4	$1,672.0	14.6%

Interest expense increased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

PROVISION FOR INCOME TAXES

	Six Months Ended June 30,
	2003	2002	% Change

Provision for income taxes	$180.2	$196.3	(8.2)%
Effective income tax rate	38.4%	41.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the six months ended June 30, 2003, compared to the same period in 2002, due to a one-time adjustment of deferred income taxes included in the 2002 effective income tax rate for state income taxes, as discussed below.

On June 28, 2002, the State of Indiana enacted a law that repealed the supplemental net income tax and increased the adjusted gross income tax on corporations from 3.4% to 8.5% effective January 1, 2003. As required under SFAS No. 109, “Accounting for Income Taxes,” the effect of this tax law change on deferred tax assets/liabilities was included in income from continuing operations for the period that included the enactment date. This one-time adjustment of deferred income taxes generated an approximate $15 million state income tax expense (net of federal income tax benefit), which was reflected in the income tax provision for the six months ended June 30, 2002.

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon North Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was filed on April 22, 2003, containing an exhibit of computation of ratio of earnings to fixed charges.

A Current Report on Form 8-K was filed on May 1, 2003, announcing the completion of a refinancing of the telephone facility lease bonds relating to the regional administrative center for the Verizon Domestic Telecom segment in Irving, Texas.

Verizon North Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NORTH INC.

Date: August 12, 2003	By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon North Inc.

EXHIBIT INDEX

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.