Form 10-Q
period 2003-09-30
VERIZON NORTH INC
filed 2003-11-12
CIK 40867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-1210

VERIZON NORTH INC.

A Wisconsin Corporation	I.R.S. Employer Identification No. 35-1869961

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

Verizon North Inc.

Verizon North Inc.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $141.9, $96.5, $402.6 and $259.8 from affiliates)	$815.5	$792.4	$2,446.5	$2,326.5

Operating Expenses (including $135.6, $125.0, $401.2 and $343.2 to affiliates)
Cost of services and sales (exclusive of items shown below)	192.2	198.1	561.5	543.7
Selling, general and administrative expense	175.9	173.0	525.4	508.4
Depreciation and amortization	203.9	173.5	597.3	494.9

Total Operating Expenses	572.0	544.6	1,684.2	1,547.0

Operating Income	243.5	247.8	762.3	779.5

Other income and (expense), net (including $(.9), $1.2, $3.9 and $(.6) from affiliates)	(.6)	1.5	4.5	1.2

Interest expense (including $(2.3), $.7, $1.6 and $3.0 to affiliate)	22.7	26.0	76.8	78.4

Income before provision for income taxes and cumulative effect of change in accounting principle	220.2	223.3	690.0	702.3

Provision for income taxes	84.5	84.4	264.7	280.7

Income Before Cumulative Effect of Change in Accounting Principle	135.7	138.9	425.3	421.6

Cumulative effect of change in accounting principle, net of tax	—	—	169.1	—

Net Income	$135.7	$138.9	$594.4	$421.6

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Cash	$—	$.4
Short-term investments	1.6	96.0
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $69.6 and $82.3	408.5	435.0
Affiliates	112.0	388.5
Material and supplies	49.9	44.8
Prepaid expenses	27.8	21.9
Deferred income taxes	68.8	82.4
Other	64.0	66.0

	732.6	1,135.0

Plant, property and equipment	10,757.4	10,697.3
Less accumulated depreciation	7,014.4	7,158.8

	3,743.0	3,538.5

Intangible assets, net	1,061.0	535.9

Prepaid pension asset	2,063.6	1,969.1

Other assets	187.1	164.6

Total assets	$7,787.3	$7,343.1

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	September 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$362.5	$257.5
Other	250.0	—
Accounts payable and accrued liabilities:
Affiliates	146.2	350.9
Other	363.2	394.4
Other current liabilities	229.7	246.3

	1,351.6	1,249.1

Long-term debt	1,250.5	1,499.1

Employee benefit obligations	533.6	514.6

Deferred credits and other liabilities
Deferred income taxes	1,471.4	1,179.5
Other	118.0	140.1

	1,589.4	1,319.6

Shareowner’s investment
Common stock – one share, without par value	978.3	978.3
Contributed capital	1,034.7	1,034.6
Reinvested earnings	1,049.2	747.8

	3,062.2	2,760.7

Total liabilities and shareowner’s investment	$7,787.3	$7,343.1

See Notes to Condensed Financial Statements.

Verizon North Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$1,141.6	$1,083.2

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software – $707.0 and $594.7 of non-network software from affiliates)	(1,048.4)	(994.4)
Net change in short-term investments	94.4	92.9
Investment in unconsolidated business	—	(6.6)
Other, net	.1	—

Net cash used in investing activities	(953.9)	(908.1)

Cash Flows from Financing Activities
Principal repayments of capital lease obligations	—	(.4)
Change in note payable to affiliate	105.0	(46.1)
Dividends paid	(293.0)	(137.0)
Capital contribution from parent	—	6.6
Net change in outstanding checks drawn on controlled disbursement accounts	(.1)	—

Net cash used in financing activities	(188.1)	(176.9)

Net change in cash	(.4)	(1.8)

Cash, beginning of period	.4	2.0

Cash, end of period	$—	$.2

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income, as reported	$135.7	$138.9	$594.4	$421.6
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.3	—	1.0	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.2)	(2.4)	(3.5)	(7.0)

Pro forma net income	$134.8	$136.5	$591.9	$414.6

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and nine months ended September 30, 2003 and 2002 was not material.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $273.9 million ($169.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

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

3.    Dividend

On November 3, 2003, we declared and paid a dividend in the amount of $100.0 million to our parent, GTE.

4.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Contributed Capital	Reinvested Earnings

Balance at December 31, 2002	$978.3	$1,034.6	$747.8
Net income			594.4
Dividends declared			(293.0)
Other		.1

Balance at September 30, 2003	$978.3	$1,034.7	$1,049.2

Net income and comprehensive income were the same for the nine months ended September 30, 2003 and 2002.

5.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $8.6 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $15.0 million and $8.1 million, respectively. As of September 30, 2003, approximately 1,060 employees have been separated and nearly all of the separations under these previous severance programs have occurred. As of September 30, 2003, our severance liability was $30.0 million, which includes future payments to employees previously separated under these severance programs.

Verizon North Inc.

During the first nine months of 2003, the company’s severance liability was increased by $14.0 million for special charges and the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $25.5 million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

Other Benefit Costs

During the nine months ended September 30, 2003, we recorded a pension settlement loss of $9.9 million related to employees that received lump-sum distributions during the third quarter of 2003 in connection with previously announced employee separations. Also, we recorded a special charge of $.5 million in the second quarter of 2003 in connection with pension and retirement benefit enhancements. During the nine months ended September 30, 2002, we recorded a pension settlement loss of $20.4 million related to employees that received lump-sum distributions during the third quarter of 2002. The special termination benefits and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits and settlement of pension obligations are included in selling, general and administrative expense in our statements of income.

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

RESULTS OF OPERATIONS

We reported net income of $594.4 million for the nine month period ended September 30, 2003, compared to net income of $421.6 million for the same period in 2002. Our reported results included the following special item:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $273.9 million ($169.1 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and nine month periods ended September 30, 2003.

This and other items affecting the comparison of our results of operations for the nine month periods ending September 30, 2003 and 2002 are discussed in the following sections.

Verizon North Inc.

OPERATING REVENUES

(Dollars in Millions)

	Nine Months Ended September 30,
	2003	2002

Local services	$1,105.3	$1,133.4
Network access services	849.6	825.0
Long distance services	56.6	70.8
Other services	435.0	297.3

Total	$2,446.5	$2,326.5

LOCAL SERVICES

2003-2002	(Decrease)

Nine Months	$(28.1) (2.5)%

Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs) and wireless carriers, and some data transport revenues.

Local service revenues declined in the first nine months of 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 3.1% from a year ago. This decline was mainly driven by the effect of technology substitution. This decrease was partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	Increase

Nine Months	$24.6 3.0%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services. Further, network access revenues include our digital subscriber line (DSL) services.

The increase in network access revenues in the first nine months of 2003 was mainly attributable to the favorable effect of regulatory decisions in Michigan in 2002 and increased demand for DSL services. These increases were partially offset by the effects of price reductions and a decline in switched minutes of use of 5.8%, from a year ago, reflecting the impact of access line loss and wireless substitution.

Verizon North Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Nine Months	$(14.2) (20.1)%

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

Long distance service revenues declined in the first nine months of 2003 primarily due to the effects of expanded local calling areas, as well as lower access line growth and technology substitution. These declines were partially offset by the effect of intrastate price increases in Michigan.

OTHER SERVICES

2003-2002	Increase

Nine Months	$137.7 46.3%

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

Other service revenues increased in the first nine months of 2003 primarily due to higher rent revenues from affiliates for usage of our capitalized non-network software. This increase was slightly offset by a decline in public telephone revenues as more customers substitute wireless communications for pay telephone services and by lower revenues from CPE sales.

Verizon North Inc.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Nine Months	$17.8 3.3%

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

The increase in cost of services and sales in the first nine months of 2003 was mainly driven by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the nine month period ended September 30, 2003, the company recorded pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $20.5 million, compared to $65.9 million for the same period in 2002. This increase was partially offset by lower costs allocated from affiliates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	Increase

Nine Months	$17.0 3.3%

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

The increase in SG&A expense in the first nine months of 2003 was primarily driven by higher general and administrative costs allocated from affiliates, principally related to rent costs. This increase was partially offset by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $21.7 million driven by our financial statement exposure to WorldCom.

DEPRECIATION AND AMORTIZATION

2003-2002	Increase

Nine Months	$102.4 20.7%

Depreciation and amortization expense increased in the first nine months of 2003 primarily due to the effect of increased software amortization costs. This increase was partially offset by the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

Verizon North Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Nine Months Ended September 30,
	2003	2002	% Change

Interest income	$4.5	$3.1	45.2%
Equity loss from affiliate	—	(1.9)	100.0

Total	$4.5	$1.2	nm

nm—Not meaningful

The increase in other income and (expense), net was primarily attributable to the effect of equity losses recognized in the first nine months of 2002 from our investment in Verizon Ventures III Inc. (Ventures III), an affiliated company. As a result of the reintegration of Ventures III completed in the second quarter of 2002, we no longer recognize equity income (loss) from this investment. In addition, an increase in interest income due to a higher average note receivable balance with an affiliate during the first nine months of 2003, as compared to the same period last year, further contributed to the increase in other income and (expense), net.

INTEREST EXPENSE

	Nine Months Ended September 30,
	2003	2002	% Change

Interest expense	$76.8	$78.4	(2.0)%
Capitalized interest costs	.8	1.1	(27.3)

Total interest costs on debt balances	$77.6	$79.5	(2.4)

Debt outstanding	$1,863.0	$1,697.3	9.8%

The decrease in interest expense in the first nine months of 2003, over the same period in 2002, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

PROVISION FOR INCOME TAXES

	Nine Months Ended September 30,
	2003	2002	% Change

Provision for income taxes	$264.7	$280.7	(5.7)%
Effective income tax rate	38.4%	40.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the nine months ended September 30, 2003, compared to the same period in 2002, due to a one-time adjustment of deferred income taxes included in the 2002 effective income tax rate for state income taxes, as discussed below.

On June 28, 2002, the State of Indiana enacted a law that repealed the supplemental net income tax and increased the adjusted gross income tax on corporations from 3.4% to 8.5% effective January 1, 2003. As required under SFAS No. 109, “Accounting for Income Taxes,” the effect of this tax law change on deferred tax assets/liabilities was included in income from continuing operations for the period that included the enactment date. This one-time adjustment of deferred income taxes generated an approximate $15 million state income tax expense (net of federal income tax benefit), which was reflected in the income tax provision for the nine months ended September 30, 2002.

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

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. On October 16, 2003, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review. The order was released on August 21, 2003. With respect to broadband services, the order generally removed section 251 unbundling obligations. With respect to narrowband services, the order generally left unbundling obligations in place, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase EELs. Multiple parties, including Verizon, have appealed various aspects of the decision.

The FCC’s February 2003 order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to unbundled network elements rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

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

Management Separation Offer

In September 2003, Verizon announced a voluntary separation program for management employees. The election period for this program ends on November 15, 2003.

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

Verizon North Inc.

PART II— OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003.

Verizon North Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon North Inc.

Date: November 12, 2003	By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2003.

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